Form 10-Q
period 2020-03-31
Option Care Health, Inc.
filed 2020-05-07
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

On May 5, 2020, there were 176,712,333 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	(unaudited)
	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,244	$67,056
Accounts receivable, net	337,197	324,416
Inventories	139,128	115,876
Prepaid expenses and other current assets	47,703	51,306
Total current assets	601,272	558,654

NONCURRENT ASSETS:
Property and equipment, net	125,786	133,198
Operating lease right-of-use asset	58,669	63,502
Intangible assets, net	377,196	385,910
Goodwill	1,427,883	1,425,542
Other noncurrent assets	21,725	22,741
Total noncurrent assets	2,011,259	2,030,893
TOTAL ASSETS	$2,612,531	$2,589,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$265,703	$221,060
Accrued compensation and employee benefits	52,416	45,765
Accrued expenses and other current liabilities	32,302	33,538
Current portion of operating lease liability	19,352	20,391
Current portion of long-term debt	9,250	9,250
Total current liabilities	379,023	330,004

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,276,329	1,277,246
Operating lease liability, net of current portion	54,541	58,242
Deferred income taxes	2,443	2,143
Other noncurrent liabilities	29,702	15,085
Total noncurrent liabilities	1,363,015	1,352,716
Total liabilities	1,742,038	1,682,720

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 177,088,028 shares issued and 176,704,306 shares outstanding as of March 31, 2020; 176,975,628 shares issued and 176,591,907 shares outstanding as of December 31, 2019	18	18
Treasury stock; 383,722 shares outstanding, at cost, as of March 31, 2020 and December 31, 2019, respectively	(2,403)	(2,403)
Paid-in capital	1,008,570	1,008,362
Accumulated deficit	(111,865)	(91,955)
Accumulated other comprehensive loss	(23,827)	(7,195)
Total stockholders’ equity	870,493	906,827
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,612,531	$2,589,547

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2020	2019
NET REVENUE	$705,440	$476,492
COST OF REVENUE	547,411	378,298
GROSS PROFIT	158,029	98,194

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	129,280	82,787
Depreciation and amortization expense	20,101	9,969
Total operating expenses	149,381	92,756
OPERATING INCOME	8,648	5,438

OTHER INCOME (EXPENSE):
Interest expense, net	(28,087)	(11,045)
Equity in earnings of joint ventures	562	549
Other, net	8	(76)
Total other expense	(27,517)	(10,572)

LOSS BEFORE INCOME TAXES	(18,869)	(5,134)
INCOME TAX EXPENSE (BENEFIT)	1,041	(1,422)

NET LOSS	$(19,910)	$(3,712)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Change in unrealized losses on cash flow hedges, net of income tax benefit of $0, and $242, respectively	(16,632)	(505)
OTHER COMPREHENSIVE LOSS	(16,632)	(505)
NET COMPREHENSIVE LOSS	$(36,542)	$(4,217)

LOSS PER COMMON SHARE
Net loss per share, basic and diluted	$(0.11)	$(0.03)

Weighted average common shares outstanding, basic and diluted	176,661	142,614

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,910)	$(3,712)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization expense	21,844	10,749
Non-cash operating lease costs	4,764	4,231
Deferred income taxes - net	300	(2,082)
Amortization of deferred financing costs	1,396	799
Equity in earnings of joint ventures	(562)	(549)
Stock-based incentive compensation expense	757	584
Other adjustments	(882)	(535)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,781)	266
Inventories	(23,252)	(6,690)
Prepaid expenses and other current assets	3,603	7,263
Accounts payable	42,302	(3,395)
Accrued compensation and employee benefits	6,651	(1,139)
Accrued expenses and other current liabilities	(1,650)	7,217
Operating lease liabilities	(4,740)	(3,765)
Other noncurrent assets and liabilities	563	(162)
Net cash provided by operating activities	18,403	9,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,353)	(5,367)
Other investing cash flows	—	636
Net cash used in investing activities	(5,353)	(4,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions to related parties	—	(2,000)
Exercise of stock options, vesting of restricted stock, and related tax withholdings	(549)	—
Repayments of debt principal	(2,313)	(1,038)
Net cash used in financing activities	(2,862)	(3,038)
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,188	1,311
Cash and cash equivalents - beginning of the period	67,056	36,391
CASH AND CASH EQUIVALENTS - END OF PERIOD	$77,244	$37,702

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,936	$6,321
Cash paid for income taxes	$307	$180
Cash paid for operating leases	$6,798	$4,671

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Management Notes Receivable	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance - December 31, 2018	$—	$14	$—	$619,621	$(1,619)	$(16,035)	$844	$602,825
Interest on management notes receivable	—	—	—	—	(21)	—	—	(21)
Stockholders' redemption	—	—	—	(2,000)	—	—	—	(2,000)
Stock-based incentive compensation	—	—	—	584	—	—	—	584
Net loss	—	—	—	—	—	(3,712)	—	(3,712)
Other comprehensive loss	—	—	—	—	—	—	(505)	(505)
Balance - March 31, 2019	$—	$14	$—	$618,205	$(1,640)	$(19,747)	$339	$597,171

Balance - December 31, 2019	$—	$18	$(2,403)	$1,008,362	$—	$(91,955)	$(7,195)	$906,827
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	—	(549)	—	—	—	(549)
Stock-based incentive compensation	—	—	—	757	—	—	—	757
Net loss	—	—	—	—	—	(19,910)	—	(19,910)
Other comprehensive loss	—	—	—	—	—	—	(16,632)	(16,632)
Balance - March 31, 2020	$—	$18	$(2,403)	$1,008,570	$—	$(111,865)	$(23,827)	$870,493

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
Under the terms of the Merger Agreement, shares of HC II common stock issued and outstanding immediately prior to the Merger Date were converted into 135,565,392 shares of BioScrip common stock, par value $0.0001 (the “BioScrip common stock”). BioScrip also issued an additional 7,048,357 shares to HC I in respect of certain outstanding unvested contingent restricted stock units of BioScrip, which are held in escrow to prevent dilution related to potential additional vesting on certain share-based instruments. See Note 16, Stockholders’ Equity, for additional discussion of these shares held in escrow. In conjunction with the Merger, holders of BioScrip preferred shares and certain warrants received 864,603 additional shares of BioScrip common stock and preferred shares were repurchased for $125.8 million of cash. In addition, all legacy BioScrip debt was settled for $575.0 million. As a result of the Merger, BioScrip’s stockholders hold approximately 19.3% of the combined company, and HC I holds approximately 80.7% of the combined company. Following the close of the transaction, BioScrip was rebranded as Option Care Health, Inc. (“Option Care Health”, or the “Company”). The combined company’s stock was listed on the Nasdaq Global Select Market as of March 31, 2020. See Note 3, Business Acquisitions, for further discussion on the Merger.
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 111 full service pharmacies. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States and contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for interim financial reporting. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year. These unaudited condensed consolidated financial statements do not include all of the information and notes to the financial statements required by GAAP for complete financial statements and should be read in conjunction with the 2019 audited consolidated financial statements, including the notes thereto, as presented in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2020.
Principles of Consolidation — The Company’s unaudited condensed consolidated financial statements include the accounts of Option Care Health, Inc. and its subsidiaries. The BioScrip results have been included in the consolidated financial results since the Merger Date. All intercompany transactions and balances are eliminated in consolidation.
The Company has investments in companies that are 50% owned and are accounted for as equity-method investments. The Company’s share of earnings from equity-method investments is included in the line entitled “Equity in earnings of joint ventures” in the consolidated statements of comprehensive income (loss). See Note 10, Equity-Method Investments, for further discussion of the Company’s equity-method investments.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 13% and 16% for the three months ended March 31, 2020 and 2019, respectively. In December 2019, the Company renewed and expanded its multi-year contract with this payer. The contract renewal was effective in February 2020 for a two-year term and auto-renews at the end of that term. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For three months ended March 31, 2020 and 2019, approximately 12% and 13%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of March 31, 2020 and December 31, 2019, respectively, approximately 12% and 12%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
The Company does not require its patients nor other payers to carry collateral for any amounts owed for goods or services provided. Other than as discussed above, concentration of credit risk relating to trade accounts receivable is limited due to the Company’s diversity of patients and payers. Further, the Company generally does not provide charity care.
For the three months ended March 31, 2020 and 2019, approximately 70% and 75%, respectively, of the Company’s pharmaceutical and medical supply purchases were from three vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results. Although there is uncertainty regarding the COVID-19 pandemic, as of March 31, 2020 the Company has been able to maintain adequate levels of supplies and pharmaceuticals to support its operations.
Recently-Adopted Accounting Pronouncements — In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The Amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in current GAAP and reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and is to be applied using a modified retrospective transition method. The Company adopted the standard as of January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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

(1) These shares were not adjusted for the one share for four share reverse stock split effective on February 3, 2020. See Note 16, Stockholders’ Equity, for further discussion on the one share for four share reverse stock split.
Cash paid in conjunction with the Merger includes payments made for settlement of $575.0 million in legacy BioScrip debt, $125.8 million in existing BioScrip preferred shares, and $14.1 million in legacy BioScrip success-based fees owed to third-party advisors. HC II financed these payments primarily through cash on hand and debt financing.
The Company's allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed in the Merger is based on estimated fair values as of the Merger Date. The fair values were determined based upon a preliminary valuation and the estimates and assumptions used in the valuation of certain contingent liabilities are pending completion and subject to change, which could be significant, within the measurement period, up to one year from the August 6, 2019 acquisition date.
The following is a preliminary estimate of the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, in the Merger as of August 6, 2019 (in thousands):

Amount
Accounts receivable, net (1)	$96,532
Inventories (2)	19,683
Property and equipment, net (3)	48,732
Intangible assets, net (4)	193,245
Deferred tax assets, net of deferred tax liabilities (5)	26,731
Operating lease right-of-use asset (6)	22,378
Operating lease liability (6)	(28,897)
Accounts payable (7)	(66,371)
Other assumed liabilities, net of other acquired assets (7)	(20,233)
Total acquired identifiable assets and liabilities	291,800
Goodwill (8)	795,414
Total consideration transferred	$1,087,214

(1)	Management has valued accounts receivables based on the estimated future collectability of the receivables portfolio.

(2)	Inventories are stated at fair value as of the Merger Date.

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
The Company preliminarily valued trademarks/names utilizing the relief of royalty method and patient referral sources utilizing the multi-period excess earnings method, a form of the income approach.

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

(8)
The Merger preliminarily resulted in $795.4 million of goodwill, which is attributable to cost synergies resulting from procurement and operational efficiencies and elimination of duplicative administrative costs. The goodwill created in the Merger is not expected to be deductible for tax purposes.

Assuming BioScrip had been acquired as of January 1, 2018, and the results of BioScrip had been included in operations beginning on January 1, 2018, the estimated unaudited pro forma results of operations for the three months ended March 31, 2019 were net revenue of $655.4 million and a net loss of $22.0 million. The estimated pro forma net loss adjusts for the effect of fair value adjustments related to the Merger, transaction costs and other non-recurring costs directly attributable to the Merger and the impact of the additional debt to finance the Merger. Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the Merger been completed on the date indicated or the future operating results.
4. REVENUE
The following table sets forth the net revenue earned by category of payer for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Commercial payers	$605,994	$401,663
Government payers	86,271	63,548
Patients	13,175	11,281
Net revenue	$705,440	$476,492

5. INCOME TAXES
During the three months ended March 31, 2020, the Company recorded tax expense of $1.0 million, which represents an effective tax rate of (5.5)%. During the three months ended March 31, 2019, the Company recorded a tax benefit of $1.4 million, which represents an effective tax rate of 27.7%.
The Company continues to maintain a full valuation allowance against all of its net U.S. federal and state deferred tax assets with the exception of $0.7 million of estimated state net operating losses (“NOL”). In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities, including the effect in available carryback and carryforward periods, projected taxable income and tax-planning strategies, in making this assessment. On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated.
Based on the Company’s full valuation allowance, as noted above, the Company’s tax expense for the three months ended March 31, 2020 of $1.0 million consists of quarterly tax liabilities attributable to specific state tax returns as well as recognized deferred tax expense.
The Company recorded no income tax expense or benefit for the three months ended March 31, 2020 associated with the tax provisions of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).
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
As a result of the Merger, which has been accounted for as a reverse merger, all historical per share data and number of shares and equity awards were retroactively adjusted. The (loss) earnings is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months ended March 31, 2020 excludes the effect of shares that would be issued in connection with stock options and restricted stock awards, as their inclusion would be anti-dilutive to the loss per share. As of March 31, 2020 there were 2,328,120 warrants, 531,747 stock options and 484,326 restricted stock awards outstanding that were excluded from the calculation as they would be anti-dilutive. There are no dilutive potential common shares for the three months ended March 31, 2019.
The following table presents the Company’s basic and diluted (loss) earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(19,910)	$(3,712)
Denominator:
Weighted average number of common shares outstanding	176,661	142,614
Loss per Common Share:
Loss per common share, basic and diluted	$(0.11)	$(0.03)
7. LEASES
During the three months ended March 31, 2020 and 2019, the Company incurred operating lease expenses of $7.7 million and $5.2 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income (loss). As of March 31, 2020, the weighted-average remaining lease term was 5.3 years and the weighted-average discount rate was 5.47%.
Operating leases mature as follows (in thousands):

Fiscal Year Ending December 31,	Minimum Payments
2020	$18,202
2021	19,201
2022	14,103
2023	10,767
2024	8,008
Thereafter	18,327
Total lease payments	$88,608
Less: Interest	14,715
Present value of lease liabilities	$73,893

During the three months ended March 31, 2020, the Company did not enter into any significant new operating or financing leases. As of March 31, 2020, the Company did not have any significant operating or financing leases that had not yet commenced.
8. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Infusion pumps	$33,386	$30,416
Equipment, furniture and other	50,988	51,454
Leasehold improvements	82,140	80,916
Computer software, purchased and internally developed	35,079	34,884
Assets under development	5,438	14,150
	207,031	211,820
Less: accumulated depreciation	81,245	78,622
Property and equipment, net	$125,786	$133,198

Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income (loss), depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Depreciation expense in cost of revenue	$1,742	$780
Depreciation expense in operating expenses	11,319	5,073
Total depreciation expense	$13,061	$5,853
9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill consists of the following activity for the three months ended March 31, 2020 (in thousands):

Balance at December 31, 2019	$1,425,542
Purchase accounting adjustments	2,341
Balance at March 31, 2020	$1,427,883

There was no change in the carrying amount of goodwill for the three months ended March 31, 2019.

The carrying amount and accumulated amortization of intangible assets consists of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Gross intangible assets:
Referral sources	$438,121	$438,121
Trademarks/names	44,536	44,536
Other amortizable intangible assets	402	402
Total gross intangible assets	483,059	483,059

Accumulated amortization:
Referral sources	(90,846)	(84,295)
Trademarks/names	(14,845)	(12,748)
Other amortizable intangible assets	(172)	(106)
Total accumulated amortization	(105,863)	(97,149)
Total intangible assets, net	$377,196	$385,910

Amortization expense for intangible assets was $8.8 million and $4.9 million for the three months ended March 31, 2020 and 2019, respectively.
10. EQUITY-METHOD INVESTMENTS
The Company’s two equity-method investments totaled $17.0 million and $17.0 million as of March 31, 2020 and December 31, 2019, respectively, and are included in other noncurrent assets in the accompanying condensed consolidated balance sheets. The Company’s related proportionate share of earnings is recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). For the three months ended March 31, 2020 and 2019, the Company’s proportionate share of earnings in its investments was $0.6 million and $0.5 million, respectively.
Legacy Health Systems — The Company’s 50% ownership interest in this limited liability company, which provides infusion pharmacy services, expands the Company’s presence in the Portland, Oregon market. In 2005, Option Care’s initial cash investment in this joint venture was $1.3 million. The Company received a capital distribution from this investment of $0.5 million for the three months ended March 31, 2020. The Company did not receive a capital distribution from this investment for the three months ended March 31, 2019. The following presents condensed financial information as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 (in thousands).

Consolidated statements of comprehensive income (loss) data:
	Three Months Ended March 31,
	2020	2019
Net revenue	$5,491	$4,775
Cost of revenue	3,940	3,367
Gross profit	1,551	1,408
Net income	517	250
Equity in net income	258	125

Consolidated balance sheet data:
	As of
	March 31, 2020	December 31, 2019
Current assets	$7,482	$7,643
Noncurrent assets	3,615	3,846
Current liabilities	1,074	903
Noncurrent liabilities	579	659

Vanderbilt Health Services — The Company’s 50% ownership interest in this limited liability company, which provides infusion pharmacy services, expands the Company’s presence in the Nashville, Tennessee market. In 2009, Option Care contributed both cash and certain operating assets into the joint venture for a total initial investment of $1.1 million. The following presents condensed financial information as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 (in thousands).

Consolidated statements of comprehensive income (loss) data:
	Three Months Ended March 31,
	2020	2019
Net revenue	$10,508	$9,238
Cost of revenue	8,640	7,049
Gross profit	1,868	2,189
Net income	608	847
Equity in net income	304	424

Consolidated balance sheet data:
	As of
	March 31, 2020	December 31, 2019
Current assets	12,086	11,111
Noncurrent assets	1,862	2,033
Current liabilities	1,528	1,228
Noncurrent liabilities	852	956

11. INDEBTEDNESS
Long-term debt consisted of the following as of March 31, 2020 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL facility	$—	$—	$—	$—
First lien term loan	922,688	(8,120)	(22,069)	892,499
Second lien notes	412,256	(11,455)	(7,721)	393,080
	$1,334,944	$(19,575)	$(29,790)	1,285,579
Less: current portion				(9,250)
Total long-term debt				$1,276,329
Long-term debt consisted of the following as of December 31, 2019 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL facility	$—	$—	$—	$—
First lien term loan	925,000	(8,399)	(22,825)	893,776
Second lien notes	412,256	(11,672)	(7,864)	392,720
	$1,337,256	$(20,071)	$(30,689)	1,286,496
Less: current portion				(9,250)
Total long-term debt				$1,277,246
The interest rate on the first lien term loan was 5.49% and 6.20% as of March 31, 2020 and December 31, 2019, respectively. The weighted average interest rate incurred on the first lien term loan was 6.18% for the three months ended March 31, 2020. The weighted average interest rate incurred on the previous first lien term loan was 6.25% for the three months ended March 31, 2019. The interest rate on the second lien notes was 10.49% and 10.66% as of March 31, 2020 and December 31, 2019, respectively. The weighted average interest incurred on the second lien notes was 10.54% for the three months ended March 31, 2020. The weighted average interest incurred on the previous second lien term loan was 11.55% for the three months ended March 31, 2019.
Long-term debt matures as follows (in thousands):

Year Ending December 31,	Minimum Payments
2020	$6,938
2021	9,250
2022	9,250
2023	9,250
2024	9,250
Thereafter	1,291,006
Total	1,334,944
During the three months ended March 31, 2020 and 2019, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 12, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of March 31, 2020 (in thousands):

Financial Instrument	Carrying Value as of March 31, 2020	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien term loan	$892,499	$—	$775,058	$—
Second lien notes	393,080	—	—	339,371
Total debt instruments	$1,285,579	$—	$775,058	$339,371

The following table sets forth the changes in Level 3 measurements for the three months ended March 31, 2020 (in thousands):

Level 3 Measurements
Second lien notes fair value as of January 1, 2020	$411,119
Change in fair value	(71,748)
Second lien notes fair value as of March 31, 2020	$339,371
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
During 2017, Option Care entered into interest rate caps that reduce the risk of increased interest payments due to interest rates rising. The hedges offset the risk of rising interest rates through 2020 on the first $250.0 million of the previous first lien term loan. The interest rate caps perfectly offset the terms of the interest rates associated with the variable interest rate previous first lien term loan. Option Care entered into the interest rate caps as a cash flow hedge for a notional amount of $1.9 million. In April 2019, Option Care terminated its interest rate caps.
In August 2019, the Company entered into interest rate swap agreements that reduce the variability in the interest rates on the newly-issued debt obligations. The first interest rate swap for $925.0 million notional was effective in August 2019 with $911.1 million designated as a cash flow hedge against the underlying interest rate on the first lien term loan interest payments indexed to one-month London Interbank Offered Rate (“LIBOR”) through August 2021. The second interest rate swap of $400.0 million notional was effective in November 2019 and is designated as a cash flow hedge against the underlying interest rate on the second lien notes interest payments indexed to three-month LIBOR through November 2020. In accordance with ASU 2017-12, Targeted Improvements to Accounting for Hedges, the Company has determined that the hedges are perfectly effective. The remaining $13.9 million notional amount of the interest rate swap is not designated as a hedging instrument.
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair value - Derivatives in liability position
Derivative	Balance Sheet Caption	March 31, 2020	December 31, 2019
Interest rate swaps designated as cash flow hedges	Accrued expenses and other current liabilities	$3,122	$1,275
Interest rate swaps designated as cash flow hedges	Other non-current liabilities	20,705	5,920
Interest rate swaps not designated as hedges	Other non-current liabilities	315	90
Total derivatives		$24,142	$7,285
The gain and loss associated with the changes in the fair value of the effective portion of the hedging instrument are recorded into other comprehensive (loss) income. The gain and loss associated with the changes in the fair value of the $13.9 million notional amount not designated as a hedging instrument are recognized in net income (loss) through interest expense. The following table presents the pre-tax gains (losses) from derivative instruments recognized in other comprehensive (loss) income in the Company’s unaudited condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
Derivative	2020	2019
Interest rate caps designated as cash flow hedges	$—	$(747)
Interest rate swaps designated as cash flow hedges	(16,632)	—
	$(16,632)	$(747)
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s unaudited condensed consolidated statement of comprehensive income (loss) related to the Company’s derivative instruments (in thousands):

		Three months ended March 31,
Derivative	Income Statement Caption	2020	2019
Interest rate caps designated as cash flow hedges	Interest expense	$—	$(183)
Interest rate swaps designated as cash flow hedges	Interest expense	(799)	—
Interest rate swaps not designated as hedges	Interest expense	(234)	—
		$(1,033)	$(183)
The Company expects to reclassify $18.0 million of total interest rate costs from accumulated other comprehensive loss against interest expense during the next 12 months.
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
There were no other assets or liabilities measured at fair value at March 31, 2020 and December 31, 2019.
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
15. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by the BioScrip stockholders on May 3, 2018, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors. The 2018 plan is administered by the Company’s Compensation Committee, a standing committee of the Board of Directors. A total of 4,101,735 shares of common stock were initially authorized for issuance under the 2018 Plan. The Company had stock options and restricted stock outstanding related to the 2018 Plan as of March 31, 2020. As of March 31, 2020, the Company also had incentive units outstanding related to the HC I equity incentive plan, which was implemented in October 2015, for certain officers and employees of the Company. During the three months ended March 31, 2020 and 2019, total stock-based incentive compensation expense recognized by the Company related to these plans was $0.8 million and $0.6 million, respectively.
16. STOCKHOLDERS’ EQUITY
On January 3, 2020, the Company’s board of directors and HC I, the stockholder of a majority of the Company’s common stock, approved a reverse stock split of the Company’s issued and outstanding common stock on a one share for four share basis and appropriately amended the Company’s Third Amended and Restated Certificate of Incorporation to reflect the change. On February 3, 2020, the reverse stock split became effective. In connection with the reverse stock split, the Company changed its ticker symbol from “BIOS” to “OPCH” and transferred the Company’s common stock from the Nasdaq Capital Market to the Nasdaq Global Select Market. The par value of the Company’s common stock remained unchanged as a result of the reverse stock split, resulting in a decrease to the aggregate par value of common stock and corresponding increase to paid-in capital in the Company’s unaudited condensed consolidated financial statements, which was retrospectively applied to all periods presented in the unaudited condensed consolidated financial statements. All common shares, warrants and stock awards presented in the unaudited condensed consolidated financial statements have been retrospectively adjusted for the reverse stock split
2017 Warrants — During the three months ended March 31, 2020, warrant holders did not elect to exercise any warrants to purchase shares of common stock. No warrants existed in 2019 prior to the Merger. As of March 31, 2020 and December 31, 2019, the remaining warrant holders are entitled to purchase 1.4 million shares of common stock, respectively.
2015 Warrants — During the three months ended March 31, 2020, warrant holders did not elect to exercise any warrants to purchase shares of common stock. No warrants existed in 2019 prior to the Merger. As of March 31, 2020 and December 31, 2019, warrant holders are entitled to purchase 0.9 million shares of common stock, respectively.
Home Solutions Restricted Stock — In conjunction with BioScrip’s 2016 acquisition of Home Solutions, Inc., 1.8 million restricted shares of common stock were issued, of which 0.8 million of these units vest upon the closing price of the Company’s common stock averaging at or above $16.00 per share over 20 consecutive trading days prior to December 31, 2019 and 1.0 million of these units vest upon the closing price of the Company’s common stock averaging at or above $20.00 per share over 20 consecutive trading days prior to December 31, 2019. The restricted stock expired on December 31, 2019. As discussed in Note 1, Nature of Operations and Presentation of Financial Statements, 7,048,357 common shares issued to HC I in conjunction with the Merger are held in escrow to prevent dilution related to the vesting of the Home Solutions restricted stock. In the event the Home Solutions restricted stock expires unvested, the 7,048,357 common shares held in escrow will be returned to the Company and canceled. As of March 31, 2020, the Home Solutions restricted stock remained in escrow pending final resolution of this matter.

17. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $0.7 million and $0.6 million for three months ended March 31, 2020 and 2019, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).
The Company had amounts due to its joint ventures of $2.9 million as of March 31, 2020. The Company also had amounts due to its joint ventures of $4.3 million as of December 31, 2019. These payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories purchased by the Company on behalf of the joint ventures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to "Option Care Health," the “Company,” “we,” “us” and “our” refer to Option Care Health, Inc. and its consolidated subsidiaries. The following discussion and analysis of the financial condition and results of operations of Option Care Health, Inc. (“Option Care Health”, or the “Company”) should be read in conjunction with the audited consolidated financial statements and related notes, as presented in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2020, as well as the Company’s unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report.
Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act’), including statements regarding our expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Such forward-looking statements include, but are not limited to, the effect of the novel coronavirus (“COVID-19”) on our business, financial condition and results of operations. This Quarterly Report contains, among others, forward-looking statements based upon current expectations that involve numerous risks and uncertainties, including those described in Item 1A “Risk Factors”.
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
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 155 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists, work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, bleeding disorder therapies, immunoglobulin therapy, and other therapies for chronic and acute conditions.
HC Group Holdings II, Inc. (“HC II”) was incorporated under the laws of the State of Delaware on January 7, 2015, with its sole shareholder being HC Group Holdings I, LLC. (“HC I”). On April 7, 2015, HC I and HC II collectively acquired Walgreens Infusion Services, Inc. and its subsidiaries from Walgreen Co., and the business was rebranded as Option Care, Inc. (“Option Care”).
On March 14, 2019, HC I and HC II entered into a definitive agreement (the “Merger Agreement”) to merge with and into a wholly-owned subsidiary of BioScrip, Inc. (“BioScrip”) (the “Merger”), a national provider of infusion and home care management solutions, which was completed on August 6, 2019 (the “Merger Date”). The Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations with Option Care being considered the accounting acquirer and BioScrip being considered the legal acquirer. Following the close of the transaction, BioScrip was rebranded as Option Care Health, Inc. and the combined company’s stock, par value $0.0001, was listed on the Nasdaq Global Select Market as of March 31, 2020. See Note 3, Business Acquisitions, of the unaudited condensed consolidated financial statements for further discussion on the Merger.
Update on the Impact of the COVID-19 Pandemic
During the first quarter of 2020, the Company did not experience a material financial impact from the COVID-19 pandemic (the “pandemic”) on the financial results as reported.  However, as the primary operations of the Company focus on providing infusion therapy services and based on the recent impact of the pandemic across the healthcare ecosystem, the Company has experienced a related impact across a number of facets beginning in March 2020.

The Company relies upon patient referrals from multiple sources, including but not limited to patients discharged from acute care settings (e.g., hospitals) and patients requiring treatment for chronic conditions from specialty physicians.  With the onset of the pandemic, the Company has experienced variability in the referral trends of patients from acute care settings as hospitals have reduced their non-pandemic related census.  Similarly, the Company has also experienced variability in the referral trends of patients with chronic conditions, as patient visits to specialty physician practices has been reduced under general guidelines for non-essential social interactions.
The Company’s operations involve the compounding of therapeutic drugs in sterile cleanroom facilities by pharmacists and pharmacy technicians, the transportation of such drugs to the patients’ home or alternate infusion treatment site and the administration of the drug by a licensed healthcare professional.  Due to personal disruption experienced by employees of the Company, the ability to efficiently resource the compounding, delivery and administration of therapies has been negatively impacted given staffing challenges and availability.  This has resulted in higher wage costs in the form of overtime expenditures, migration of clinical resources to additional markets and utilization of contract labor resources.  In addition to direct labor investments, the Company has experienced similar impacts on the indirect support functions, as employees have generally migrated to a virtual, remote establishment.
In delivering infusion therapy, the Company’s clinical personnel regularly utilize personal protection equipment (“PPE”) and ancillary medical supplies as dictated by the Company’s clinical protocols.  Based on the increased demand for PPE over the past several weeks, the Company has experienced challenges in procuring necessary PPE to ensure the safety of its personnel and the patients served in the form of higher costs for PPE as well as increased effort and resources dedicated to procurement activities.  To date, the Company has maintained adequate levels of PPE to support its operations, albeit at higher procurement costs.
The Company continues to evaluate the impact of the pandemic on the merger-related integration activities currently under way and remains confident in the ability to eventually generate at least $60.0 million in net cost synergies.  Further, to date, the Company experienced no material deceleration in cash collections and collaboration with payers continues to be productive. However, given the dynamic situation, the Company is not in a position to assess the potential impact of the pandemic on the timing associated with realizing the cost synergies. The Company anticipates that the pandemic will affect its operations for an extended period; however, at this time cannot confidently forecast the duration nor the ultimate financial impact on its operations. See Item 1A. “Risk Factors” under the caption “The COVID-19 pandemic could adversely impact our business, results of operations, cash flows and financial position” for further discussion on risks.
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

We continue to make progress on the achievement synergies, which will enable the delivery of high-quality, cost-effective solutions to providers across the country and help facilitate the introduction of new therapies to the marketplace while improving the profitability profile of the Company.
Since the Merger, we have worked to align our field and sales teams. We have also made strides at combining our procurement process and contracts, all while continuing to focus on serving our patients. Patient health is personal to us, which is why, throughout the integration process, we strive to improve and set the standard for quality care that is matched by best-in-class service. After completion of the Merger, we have additional resources to invest in our people, process and systems, providing us improved strength and scale to drive better patient outcomes.

Acquisitions
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
Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three months ended March 31, 2020 and 2019. The BioScrip results have been included since the August 6, 2019 Merger Date.
Gross Profit
Gross profit represents our net revenue less cost of revenue.
Net Revenue. Infusion and related health care services revenue is reported at the estimated net realizable amounts from third-party payers and patients for goods sold and services rendered. When pharmaceuticals are provided to a patient, revenue is recognized upon delivery of the goods. When nursing services are provided, revenue is recognized when the services are rendered.
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
Cost of Revenue. Cost of revenue consists of the actual cost of pharmaceuticals and other medical supplies dispensed to patients. In addition to product costs, cost of revenue includes warehousing costs, purchasing costs, depreciation expense relating to revenue-generating assets, such as infusion pumps, shipping and handling costs, and wages and related costs for the pharmacists, nurses, and all other employees and contracted workers directly involved in providing service to the patient.
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

Other, Net. Other income (expense) primarily includes miscellaneous non-operating expenses and third-party fees paid in conjunction with debt issuances and debt extinguishments, as they occur.
Income Tax Expense (Benefit). The Company is subject to taxation in the United States and various states. The Company’s income tax (benefit) expense is reflective of the current federal and state tax rates.
Change in unrealized losses on cash flow hedges, net of income taxes. Change in unrealized (losses) gains on cash flow hedges, net of income taxes, consists of the gains and losses associated with the changes in the fair value of hedging instruments related to the interest rate caps and interest rate swaps, net of income taxes.
Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020 (unaudited)		2019 (unaudited)
	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$705,440	100.0%	$476,492	100.0%
COST OF REVENUE	547,411	77.6%	378,298	79.4%
GROSS PROFIT	158,029	22.4%	98,194	20.6%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	129,280	18.3%	82,787	17.4%
Depreciation and amortization expense	20,101	2.8%	9,969	2.1%
Total operating expenses	149,381	21.2%	92,756	19.5%
OPERATING INCOME	8,648	1.2%	5,438	1.1%

OTHER INCOME (EXPENSE):
Interest expense, net	(28,087)	(4.0)%	(11,045)	(2.3)%
Equity in earnings of joint ventures	562	0.1%	549	0.1%
Other, net	8	—%	(76)	—%
Total other expense	(27,517)	(3.9)%	(10,572)	(2.2)%

LOSS BEFORE INCOME TAXES	(18,869)	(2.7)%	(5,134)	(1.1)%
INCOME TAX EXPENSE (BENEFIT)	1,041	0.1%	(1,422)	(0.3)%
NET LOSS	$(19,910)	(2.8)%	$(3,712)	(0.8)%

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Change in unrealized losses on cash flow hedges, net of income tax benefit of $0, and $242, respectively	(16,632)	(2.4)%	(505)	(0.1)%
OTHER COMPREHENSIVE LOSS	(16,632)	(2.4)%	(505)	(0.1)%
NET COMPREHENSIVE LOSS	$(36,542)	(5.2)%	$(4,217)	(0.9)%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three month periods ended March 31, 2020 and March 31, 2019.

Gross Profit

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net revenue	$705,440	$476,492	$228,948	48.0%
Cost of revenue	547,411	378,298	169,113	44.7%
Gross profit	$158,029	$98,194	$59,835	60.9%
Gross profit margin	22.4%	20.6%
The increase in net revenue was primarily driven by additional revenue following the Merger of $193.7 million as well as growth in the Company’s portfolio of therapies. The increase in cost of revenue was driven by the impact of the Merger and organic growth. The increase in gross profit was primarily related to contribution margin from additional revenue from the Merger. The increase in gross margin percentage was primarily driven by therapy mix shift.
Operating Expenses

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$129,280	$82,787	$46,493	56.2%
Depreciation and amortization expense	20,101	9,969	10,132	101.6%
Total operating expenses	$149,381	$92,756	$56,625	61.0%

Operating expenses increased for the three months ended March 31, 2020 due to the impact of the Merger.
The increase in depreciation and amortization was primarily related to the depreciation of the fixed assets acquired and the amortization of the intangibles acquired from the Merger of $3.9 million and $3.9 million, respectively.
Other Income (Expense)

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Interest expense, net	$(28,087)	$(11,045)	$(17,042)	154.3%
Equity in earnings of joint ventures	562	549	13	2.4%
Other, net	8	(76)	84	(110.5)%
Total other expense	$(27,517)	$(10,572)	$(16,945)	160.3%

The increase in interest expense was primarily attributable to the interest expense on the new debt issued in conjunction with the Merger. The balance of debt increased from $539.1 million at March 31, 2019 to $1,285.6 million at March 31, 2020. See Note 11, Indebtedness, of the unaudited condensed consolidated financial statements.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Income tax expense (benefit)	$1,041	$(1,422)	$2,463	(173.2)%
The Company continues to maintain a full valuation allowance, established at the time of Merger, against all of its net U.S. federal and state deferred tax assets with the exception of approximately $0.7 million of estimated state net operating losses (“NOL”). Because of the Company’s full valuation allowance, the Company’s tax expense for the three months ended March 31, 2020 only consists of quarterly tax liabilities attributable to separate company state tax returns as well as recognized deferred tax expense. These tax expense items created a negative quarterly effective tax rate of 5.5% during the three months ended March 31, 2020. During the three months ended March 31, 2019, the effective tax rate was 27.7%. The variance in the year-over-year effective tax rates is primarily attributable to the valuation allowance established by the Company at the time of the Merger. The quarterly tax rates of both periods differ from the Company’s 21% federal statutory rate primarily due to changes in valuation allowance, certain state and local taxes, non-deductible costs and resolution of certain tax matters.
Net (Loss) Income and Other Comprehensive (Loss) Income

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net loss	$(19,910)	$(3,712)	$(16,198)	436.4%
Other comprehensive loss, net of tax:
Changes in unrealized losses on cash flow hedges, net of income taxes	(16,632)	(505)	(16,127)	3,193.5%
Other comprehensive loss	(16,632)	(505)	(16,127)	3,193.5%
Net comprehensive loss	$(36,542)	$(4,217)	$(32,325)	766.5%
The change in net loss was primarily related to the increased interest expense on the increased indebtedness.
The changes in unrealized losses on cash flow hedges, net of income taxes, related to the decrease in the variable interest rates during the first quarter of 2020 and projected as of March 31, 2020 resulted in a corresponding liability on the fair value of the interest rate swaps on $1,311.1 million of debt principal. The change in unrealized loss for the three months ended March 31, 2019 related to fluctuations on interest rate caps on $250.0 million of the previous first lien term loan.
Net comprehensive loss was $36.5 million for the three months ended March 31, 2020, compared to net comprehensive loss of $4.2 million for the three months ended March 31, 2019, as a result of the changes in net loss, discussed above, further reduced by the impact of the fair value of the interest rate swaps.
Liquidity and Capital Resources
For the three months ended March 31, 2020 and the twelve months ended December 31, 2019, the Company’s primary sources of liquidity were cash on hand of $77.2 million and $67.1 million, respectively, as well as the $140.4 million of borrowings available under its credit facilities. During the three months ended March 31, 2020 and the year ended December 31, 2019, the Company’s positive cash flows from operations have enabled investments in pharmacy and information technology infrastructure to support growth and create additional capacity in the future, as well as pursue acquisitions.
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
Credit Facilities
The Company’s asset-based-lending (“ABL”) revolving credit facility provides for borrowings up to $150.0 million, which matures on August 6, 2024. The ABL facility bears interest at a per annum rate that is determined by the Company’s periodic selection of rate type, either the Base Rate or the Eurocurrency Rate. The Base Rate is charged between 1.25% and 1.75% and the Eurocurrency Rate is charged between 2.25% and 2.75% based on the historical excess availability as a percentage of the Line Cap, as defined in the ABL facility credit agreement. The revolving credit facility contains commitment fees payable on the unused portion of the ABL facility ranging from 0.25% to 0.375%, depending on various factors including the Company’s leverage ratio, type of loan and rate type, and letter of credit fees of 2.5%. The Company had no outstanding borrowings under the ABL facility at March 31, 2020. The Company had $9.6 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL facility of $140.4 million as of March 31, 2020.

The principal balance of the first lien term loan is repayable in quarterly installments of $2.3 million plus interest, with a final payment of all remaining outstanding principal due on August 6, 2026. The quarterly principal payments commenced in March of 2020. Interest on the first lien term loan is payable monthly on Base Rate loans at Base Rate, as defined, plus 3.25% to 3.50%, depending on the Company’s leverage ratio. Interest is charged on Eurocurrency Rate loans at the Eurocurrency Rate, as defined, plus 4.25% to 4.50%, depending on the Company’s leverage ratio. The interest rate on the first lien term loan was 5.49% as of March 31, 2020.
The second lien notes mature on August 6, 2027. Interest on the second lien notes is payable quarterly and is at the greater of 1% or London Interbank Offered Rate (“LIBOR”), plus 8.75%. The Company elected to pay-in-kind the first quarterly interest payment, due in November 2019, which resulted in the Company capitalizing the interest payment to the principal balance on the interest payment date, increasing the outstanding principal balance to $412.3 million. The Company paid the second quarterly interest payment, due in February 2020; the interest rate on the second lien notes was 10.49% as of March 31, 2020.

Cash Flows
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands)
Net cash provided by operating activities	$18,403	$9,080	$9,323
Net cash used in investing activities	(5,353)	(4,731)	(622)
Net cash used in financing activities	(2,862)	(3,038)	176
Net increase in cash and cash equivalents	10,188	1,311	8,877
Cash and cash equivalents - beginning of period	67,056	36,391	30,665
Cash and cash equivalents - end of period	$77,244	$37,702	$39,542
Cash Flows from Operating Activities
The increase in cash flows provided by operating activities is due to working capital efficiencies and timing of vendor payments during the three months ended March 31, 2020.

Cash Flows from Investing Activities
The increase in cash flows used in investing activities is due to increased fixed asset additions during the three months ended March 31, 2020 as we invested more into our pharmacies and infrastructure.
Cash Flows from Financing Activities
The decrease in cash flows used in financing activities is due to a $2.0 million redemption to related party during the three months ended March 31, 2019. This was offset by an increased principal repayment on the new debt and net payments for taxes on cashless exercises of options and vesting of restricted stock awards during the three months ended March 31, 2020.
Commitments and Contractual Obligations
There were no material changes to our commitments under contractual obligations, as disclosed in our latest Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2020, Option Care Health did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

There have been no significant changes in the critical accounting estimates from those described in the Company’s audited consolidated financial statements and related notes, as presented in our Annual report on 10-K for the year ended December 31, 2019, hereby incorporated by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our exposure to market risk from those included in our Annual Report on Form 10-K for the year ended December 31, 2019, hereby incorporated by reference.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Controls over Financial Reporting
The Merger, which was completed on August 6, 2019, has had a material impact on the financial position, results of operations, and cash flows of the combined company from the date of acquisition through March 31, 2020. The business combination also resulted in material changes in the combined company's internal controls over financial reporting. The Company is in the process of designing and integrating policies, processes, operations, technology, and other components of internal controls over financial reporting of the combined company. Management will monitor the implementation of new controls and test the operating effectiveness when instances are available in future periods.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
 For a summary of legal proceedings, refer to Note 14, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included in Item 1 of this report.

Item 1A.	Risk Factors
The risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 are hereby incorporated by reference.
In addition to these risk factors, you should carefully consider the risk factor below:

The recent COVID-19 pandemic could adversely impact our business operations, results of operations, cash flows and financial position
In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The World Health Organization has declared COVID-19 a pandemic and public health emergency of international concern. In March 2020, the President of the United States declared a State of National Emergency due to the COVID-19 outbreak. Other countries affected by the outbreak took similar measures. Consequently, the COVID-19 pandemic has had a material impact on the U.S. and global economies.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our patients, teammates, suppliers, vendors, referral sources, and third party payers. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which may adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.
While we cannot predict the impact that COVID-19 will have on our patients, suppliers, vendors, and third party payers and each of their financial conditions, we believe the following factors could lead to a material adverse impact on the Company’s business:

•	Variability in acute therapy patient referrals from hospitals based on changes in hospital-based procedures and treatment patterns;

•	Variability in chronic therapy patient referrals based on disruptions in the diagnosis of chronic conditions requiring infusion therapy;

•	Inefficiencies in clinical labor expenses and higher labor costs from staffing disruptions and availability, potential overtime due to inefficient clinical staffing and utilization of contract labor;

•	Higher costs to procure, and potential unavailability of, critical personal protection equipment, pharmaceuticals and medical supplies given a constrained supply environment; and

•
Heightened operational risks from an extended period of remote work arrangements, which could strain our business continuity plans, including but not limited to cybersecurity risks, and could impair our ability to manage our business.

The situation is changing rapidly and additional consequences may arise that we are not aware of currently. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the outbreak; governmental, business and other actions; the promotion of social distancing and the adoption of shelter-in-place orders affecting our referral sources; the impacts on our supply chain; the impact of the pandemic on economic activity; the health of and the effect on our workforce; any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our teammates. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings or stock price, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

In addition, we cannot predict the impact that COVID-19 will have on our patients, suppliers, vendors, and third party payers, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Item 6.	Exhibits
(a) Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTION CARE HEALTH, INC.

Date: May 7, 2020	/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)