Form 10-Q
period 2020-06-30
Option Care Health, Inc.
filed 2020-08-04
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

On July 31, 2020, there were 186,716,364 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	(unaudited)
	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,099	$67,056
Accounts receivable, net	320,222	324,416
Inventories	149,115	115,876
Prepaid expenses and other current assets	50,107	51,306
Total current assets	637,543	558,654

NONCURRENT ASSETS:
Property and equipment, net	117,629	133,198
Operating lease right-of-use asset	52,126	63,502
Intangible assets, net	368,481	385,910
Goodwill	1,428,610	1,425,542
Other noncurrent assets	21,876	22,741
Total noncurrent assets	1,988,722	2,030,893
TOTAL ASSETS	$2,626,265	$2,589,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$260,120	$221,060
Accrued compensation and employee benefits	47,742	45,765
Accrued expenses and other current liabilities	59,027	33,538
Current portion of operating lease liability	18,472	20,391
Current portion of long-term debt	9,250	9,250
Total current liabilities	394,611	330,004

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,275,385	1,277,246
Operating lease liability, net of current portion	50,779	58,242
Deferred income taxes	2,741	2,143
Other noncurrent liabilities	34,783	15,085
Total noncurrent liabilities	1,363,688	1,352,716
Total liabilities	1,758,299	1,682,720

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 177,098,513 shares issued and 176,714,791 shares outstanding as of June 30, 2020; 176,975,628 shares issued and 176,591,907 shares outstanding as of December 31, 2019	18	18
Treasury stock; 383,722 shares outstanding, at cost, as of June 30, 2020 and December 31, 2019, respectively	(2,403)	(2,403)
Paid-in capital	1,009,135	1,008,362
Accumulated deficit	(119,533)	(91,955)
Accumulated other comprehensive loss	(19,251)	(7,195)
Total stockholders’ equity	867,966	906,827
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,626,265	$2,589,547
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET REVENUE	$740,848	$497,266	$1,446,288	$973,758
COST OF REVENUE	574,528	395,876	1,121,939	774,174
GROSS PROFIT	166,320	101,390	324,349	199,584

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	124,918	99,245	254,198	182,032
Depreciation and amortization expense	18,194	10,150	38,295	20,119
Total operating expenses	143,112	109,395	292,493	202,151
OPERATING INCOME (LOSS)	23,208	(8,005)	31,856	(2,567)

OTHER INCOME (EXPENSE):
Interest expense, net	(31,432)	(11,563)	(59,519)	(22,608)
Equity in earnings of joint ventures	1,012	643	1,574	1,192
Other, net	14	(101)	22	(177)
Total other expense	(30,406)	(11,021)	(57,923)	(21,593)

LOSS BEFORE INCOME TAXES	(7,198)	(19,026)	(26,067)	(24,160)
INCOME TAX EXPENSE (BENEFIT)	470	(5,423)	1,511	(6,845)

NET LOSS	$(7,668)	$(13,603)	$(27,578)	$(17,315)

OTHER COMPREHENSIVE GAIN ( LOSS), NET OF TAX:
Change in unrealized gains (losses) on cash flow hedges, net of income tax expense (benefit) of $0, $(15), $0 and $227, respectively	4,576	27	(12,056)	(478)
OTHER COMPREHENSIVE GAIN (LOSS)	4,576	27	(12,056)	(478)
NET COMPREHENSIVE LOSS	$(3,092)	$(13,576)	$(39,634)	$(17,793)

LOSS PER COMMON SHARE
Net loss per share, basic and diluted	$(0.04)	$(0.10)	$(0.16)	$(0.12)

Weighted average common shares outstanding, basic and diluted	176,711	142,614	176,686	142,614
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,578)	$(17,315)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization expense	41,813	21,591
Non-cash operating lease costs	11,240	6,182
Deferred income taxes - net	598	(7,912)
Amortization of deferred financing costs	2,764	1,635
Loss on interest rate swaps upon discontinuing hedge accounting	3,746	—
Equity in earnings of joint ventures	(1,574)	(1,192)
Stock-based incentive compensation expense	1,418	1,153
Other adjustments	(769)	61
Changes in operating assets and liabilities:
Accounts receivable, net	4,194	26,050
Inventories	(33,239)	8,321
Prepaid expenses and other current assets	1,199	6,527
Accounts payable	36,422	(18,692)
Accrued compensation and employee benefits	1,977	(7,338)
Accrued expenses and other current liabilities	13,767	7,609
Operating lease liabilities	(9,382)	(5,442)
Other noncurrent assets and liabilities	6,794	1,168
Net cash provided by operating activities	53,390	22,406

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(9,269)	(8,502)
Other investing cash flows	541	636
Net cash used in investing activities	(8,728)	(7,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions to related parties	—	(2,000)
Exercise of stock options, vesting of restricted stock, and related tax withholdings	(645)	—
Repayments of debt principal	(4,625)	(2,076)
Other financing cash flows	11,651	—
Net cash provided by (used in) financing activities	6,381	(4,076)
NET INCREASE IN CASH AND CASH EQUIVALENTS	51,043	10,464
Cash and cash equivalents - beginning of the period	67,056	36,391
CASH AND CASH EQUIVALENTS - END OF PERIOD	$118,099	$46,855

Supplemental disclosure of cash flow information:
Cash paid for interest	$53,199	$15,156
Cash paid for income taxes	$1,887	$1,060
Cash paid for operating leases	$13,388	$9,299
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Management Notes Receivable	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance - December 31, 2018	$—	$14	$—	$619,621	$(1,619)	$(16,035)	$844	$602,825
Interest on management notes receivable	—	—	—	—	(21)	—	—	(21)
Stockholders' redemption	—	—	—	(2,000)	—	—	—	(2,000)
Stock-based incentive compensation	—	—	—	584	—	—	—	584
Net loss	—	—	—	—	—	(3,712)	—	(3,712)
Other comprehensive loss	—	—	—	—	—	—	(505)	(505)
Balance - March 31, 2019	$—	$14	$—	$618,205	$(1,640)	$(19,747)	$339	$597,171
Interest on management notes receivable	—	—	—	—	(18)	—	—	(18)
Stockholders' redemption	—	—	—	(371)	371	—	—	—
Stock-based incentive compensation	—	—	—	569	—	—	—	569
Net loss	—	—	—	—	—	(13,603)	—	(13,603)
Other comprehensive income	—	—	—	—	—	—	27	27
Balance - June 30, 2019	$—	$14	$—	$618,403	$(1,287)	$(33,350)	$366	$584,146

Balance - December 31, 2019	$—	$18	$(2,403)	$1,008,362	$—	$(91,955)	$(7,195)	$906,827
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	—	(549)	—	—	—	(549)
Stock-based incentive compensation	—	—	—	757	—	—	—	757
Net loss	—	—	—	—	—	(19,910)	—	(19,910)
Other comprehensive loss	—	—	—	—	—	—	(16,632)	(16,632)
Balance - March 31, 2020	—	18	(2,403)	1,008,570	—	(111,865)	(23,827)	870,493
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	—	(96)	—	—	—	(96)
Stock-based incentive compensation	—	—	—	661	—	—	—	661
Net loss	—	—	—	—	—	(7,668)	—	(7,668)
Other comprehensive income	—	—	—	—	—	—	4,576	4,576
Balance - June 30, 2020	$—	$18	$(2,403)	$1,009,135	$—	$(119,533)	$(19,251)	$867,966
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
Under the terms of the Merger Agreement, shares of HC II common stock issued and outstanding immediately prior to the Merger Date were converted into 135,565,392 shares of BioScrip common stock, par value $0.0001 (the “BioScrip common stock”). BioScrip also issued an additional 7,048,357 shares to HC I in respect of certain outstanding unvested contingent restricted stock units of BioScrip, which are held in escrow to prevent dilution related to potential additional vesting on certain share-based instruments. See Note 16, Stockholders’ Equity, for additional discussion of these shares held in escrow. In conjunction with the Merger, holders of BioScrip preferred shares and certain warrants received 864,603 additional shares of BioScrip common stock and preferred shares were repurchased for $125.8 million of cash. In addition, all legacy BioScrip debt was settled for $575.0 million. As a result of the Merger, BioScrip’s stockholders hold approximately 19.3% of the combined company, and HC I holds approximately 80.7% of the combined company. Following the close of the transaction, BioScrip was rebranded as Option Care Health, Inc. (“Option Care Health”, or the “Company”). The combined company’s stock is listed on the Nasdaq Global Select Market as of June 30, 2020. See Note 3, Business Acquisitions, for further discussion on the Merger.
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 104 full service pharmacies. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services.
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
In April 2020, the Company received $11.7 million in Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) grant funds from the federal government, which are included in cash and cash equivalents in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2020. The $11.7 million is reflected in the second quarter as a cash inflow from financing activities within other financing cash flows in the unaudited condensed consolidated statements of cash flows. The $11.7 million has been recorded as a component of accrued expenses and other current liabilities in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2020 as the Company intends to return these funds as unused to the federal government.
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 16% and 15% for the three and six months ended June 30, 2020. Revenue related to the Company’s largest payer was approximately 18% and 21% for the three and six months ended June 30, 2019, respectively. In December 2019, the Company renewed and expanded its multi-year contract with this payer. The contract renewal was effective in February 2020 for a two-year term and auto-renews at the end of that term. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three and six months ended June 30, 2020, approximately 12% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. For the three and six months ended June 30, 2019, approximately 13% and 13%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of June 30, 2020 and December 31, 2019, respectively, approximately 13% and 12%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
The Company does not require its patients nor other payers to carry collateral for any amounts owed for goods or services provided. Other than as discussed above, concentration of credit risk relating to trade accounts receivable is limited due to the Company’s diversity of patients and payers. Further, the Company generally does not provide charity care.
For the three and six months ended June 30, 2020, approximately 72% and 72%, respectively, of the Company’s pharmaceutical and medical supply purchases were from three vendors. For the three and six months ended June 30, 2019, approximately 73% and 74%, respectively, of the Company’s pharmaceutical and medical supply purchases were from three vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results. Although there is uncertainty regarding the COVID-19 pandemic, as of June 30, 2020 the Company has been able to maintain adequate levels of supplies and pharmaceuticals to support its operations.
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
The Company's allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed in the Merger is based on estimated fair values as of the Merger Date. As of June 30, 2020 the Company has finalized the valuation of the acquisition. The following is an allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, in the Merger as of August 6, 2019 (in thousands):

Amount
Accounts receivable, net (1)	$96,532
Inventories (2)	19,683
Property and equipment, net (3)	48,732
Intangible assets, net (4)	193,245
Deferred tax assets, net of deferred tax liabilities (5)	26,731
Operating lease right-of-use asset (6)	22,378
Operating lease liability (6)	(28,897)
Accounts payable (7)	(66,668)
Other assumed liabilities, net of other acquired assets (7)	(20,663)
Total acquired identifiable assets and liabilities	291,073
Goodwill (8)	796,141
Total consideration transferred	$1,087,214

(1)Management has valued accounts receivables based on the estimated future collectability of the receivables portfolio.
(2)Inventories are stated at fair value as of the Merger Date.
(3)The fair value of the property and equipment was determined based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison, and income capitalization approaches for each property appraised.
(4)The allocation of consideration exchanged to intangible assets acquired is as follows (in thousands):

	Fair Value	Weighted Average Estimated Life (in years)
Trademarks/Names	$12,536	2
Patient referral sources	180,329	20
Licenses	380	1.5
Total intangible assets, net	$193,245	18.8
The Company valued trademarks/names utilizing the relief of royalty method and patient referral sources utilizing the multi-period excess earnings method, a form of the income approach.
(5)Net deferred tax assets represented the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases. See Note 5, Income Taxes, for additional discussion of the Company’s combined income tax position subsequent to the Merger.
(6)The fair value of the operating lease liability and corresponding right-of-use asset (current and long-term) was based on current market rates available to the Company.
(7)Accounts payable as well as certain other current and non-current assets and liabilities are stated at fair value as of the Merger Date.
(8)The Merger resulted in $796.1 million of goodwill, which is attributable to cost synergies resulting from procurement and operational efficiencies and elimination of duplicative administrative costs. The goodwill created in the Merger is not expected to be deductible for tax purposes.
Assuming BioScrip had been acquired as of January 1, 2018, and the results of BioScrip had been included in operations beginning on January 1, 2018, the unaudited pro forma results of operations for the three and six months ended June 30, 2019 were net revenue of $688.8 million and $1,344.2 million, respectively, and net loss of $13.5 million and $35.5 million, respectively. The pro forma net loss adjusts for the effect of fair value adjustments related to the Merger, transaction costs and other non-recurring costs directly attributable to the Merger and the impact of the additional debt to finance the Merger. Unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the Merger been completed on the date indicated or the future operating results.

4. REVENUE
The following table sets forth the net revenue earned by category of payer for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commercial payers	$642,726	$439,747	$1,248,720	$847,554
Government payers	95,124	52,062	181,395	114,595
Patients	2,998	5,457	16,173	11,609
Net revenue	$740,848	$497,266	$1,446,288	$973,758
5. INCOME TAXES
During the three and six months ended June 30, 2020, the Company recorded tax expense of $0.5 million and $1.5 million, respectively, which represents an effective tax rate of (6.5)% and (5.8)%, respectively. During the three and six months ended June 30, 2019 the Company recorded a tax benefit of $5.4 million and $6.8 million, respectively, which represents an effective tax rate of 28.5% and 28.3%, respectively.
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
Based on the Company’s full valuation allowance, as noted above, the Company’s tax expense for the three and six months ended June 30, 2020 of $0.5 million and $1.5 million consists of quarterly tax liabilities attributable to specific state tax returns as well as recognized deferred tax expense.
The Company recorded no income tax expense or benefit for the three or six months ended June 30, 2020 and 2019 associated with the tax provisions of the CARES Act.

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
As a result of the Merger, which has been accounted for as a reverse merger, all historical per share data and number of shares and equity awards were retroactively adjusted. The (loss) earnings is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three and six months ended June 30, 2020 excludes the effect of shares that would be issued in connection with stock options and restricted stock awards, as their inclusion would be anti-dilutive to the loss per share. As of June 30, 2020 there were 2,328,120 warrants, 497,517 stock options and 562,575 restricted stock awards outstanding that were excluded from the calculation as they would be anti-dilutive. There are no dilutive potential common shares for the three and six months ended June 30, 2019.
The following table presents the Company’s basic and diluted (loss) earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(7,668)	$(13,603)	$(27,578)	$(17,315)
Denominator:
Weighted average number of common shares outstanding	176,711	142,614	176,686	142,614
Loss per Common Share:
Loss per common share, basic and diluted	$(0.04)	$(0.10)	$(0.16)	$(0.12)
7. LEASES
During the three and six months ended June 30, 2020, the Company incurred operating lease expenses of $7.6 million and $15.3 million, respectively, including short-term lease expense, which were included as a component of selling, general and administrative expense in the unaudited condensed consolidated statements of comprehensive income (loss). During the three and six months ended June 30, 2019, the Company incurred operating lease expense of $5.6 million and $10.8 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income (loss). As of June 30, 2020, the weighted-average remaining lease term was 5.2 years and the weighted-average discount rate was 5.48%.
Operating leases mature as follows (in thousands):

Fiscal Year Ending December 31,	Minimum Payments
2020	$11,895
2021	19,591
2022	14,192
2023	10,774
2024	8,009
Thereafter	18,328
Total lease payments	$82,789
Less: Interest	13,538
Present value of lease liabilities	$69,251
During the three and six months ended June 30, 2020, the Company did not enter into any significant new operating or financing leases. As of June 30, 2020, the Company has entered into one build-to-suit lease agreement for a term of 15 years that has not yet commenced. The lease will require minimum lease payments over its life of approximately $22.9 million.

8. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Infusion pumps	$33,546	$30,416
Equipment, furniture and other	48,177	51,454
Leasehold improvements	79,589	80,916
Computer software, purchased and internally developed	35,079	34,884
Assets under development	6,521	14,150
	202,912	211,820
Less: accumulated depreciation	85,283	78,622
Property and equipment, net	$117,629	$133,198
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income (loss), depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation expense in cost of revenue	$1,747	$691	$3,489	$1,471
Depreciation expense in operating expenses	9,412	5,255	20,731	10,328
Total depreciation expense	$11,159	$5,946	$24,220	$11,799

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill consists of the following activity for the three and six months ended June 30, 2020 (in thousands):

Balance at December 31, 2019	$1,425,542
Purchase accounting adjustments	2,341
Balance at March 31, 2020	$1,427,883
Purchase accounting adjustments	727
Balance at June 30, 2020	$1,428,610
There was no change in the carrying amount of goodwill for the three or six months ended June 30, 2019.

The carrying amount and accumulated amortization of intangible assets consists of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Gross intangible assets:
Referral sources	$438,121	$438,121
Trademarks/names	44,536	44,536
Other amortizable intangible assets	402	402
Total gross intangible assets	483,059	483,059

Accumulated amortization:
Referral sources	(97,396)	(84,295)
Trademarks/names	(16,946)	(12,748)
Other amortizable intangible assets	(236)	(106)
Total accumulated amortization	(114,578)	(97,149)
Total intangible assets, net	$368,481	$385,910
Amortization expense for intangible assets was $8.8 million and $17.6 million for the three and six months ended June 30, 2020, respectively. Amortization expense for intangible assets was $4.9 million and $9.8 million for the three and six months ended June 30, 2019, respectively.

10. EQUITY-METHOD INVESTMENTS
The Company’s two equity-method investments totaled $18.0 million and $17.0 million as of June 30, 2020 and December 31, 2019, respectively, and are included in other noncurrent assets in the accompanying condensed consolidated balance sheets. The Company’s related proportionate share of earnings is recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). For the three and six months ended June 30, 2020, the Company’s proportionate share of earnings in its investments was $1.0 million and $1.6 million, respectively. For the three and six months ended June 30, 2019, the Company’s proportionate share of earnings in its investment was $0.6 million and $1.2 million, respectively.
Legacy Health Systems — The Company’s 50% ownership interest in this limited liability company, which provides infusion pharmacy services, expands the Company’s presence in the Portland, Oregon market. In 2005, Option Care’s initial cash investment in this joint venture was $1.3 million. The Company received a capital distribution from this investment of $0 and $0.5 million for the three and six months ended June 30, 2020. The Company did not receive a capital distribution from this investment for the three or six months ended June 30, 2019. The following presents condensed financial information as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 (in thousands).

Consolidated statements of comprehensive income (loss) data:
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$6,520	$4,789	$12,011	$9,396
Cost of revenue	4,772	3,432	8,712	6,799
Gross profit	1,748	1,357	3,299	2,597
Net income	633	257	1,150	507
Equity in net income	316	129	574	254

Consolidated balance sheet data:
			As of
			June 30, 2020	December 31, 2019
Current assets			$8,401	$7,643
Noncurrent assets			3,387	3,846
Current liabilities			1,213	903
Noncurrent liabilities			498	659

Vanderbilt Health Services — The Company’s 50% ownership interest in this limited liability company, which provides infusion pharmacy services, expands the Company’s presence in the Nashville, Tennessee market. In 2009, Option Care contributed both cash and certain operating assets into the joint venture for a total initial investment of $1.1 million. The following presents condensed financial information as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 (in thousands).

Consolidated statements of comprehensive income (loss) data:
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$11,972	$9,925	$22,480	$19,163
Cost of revenue	9,341	7,468	17,981	14,517
Gross profit	2,631	2,457	4,499	4,646
Net income	1,391	1,028	1,999	1,876
Equity in net income	696	514	1,000	938

Consolidated balance sheet data:
			As of
			June 30, 2020	December 31, 2019
Current assets			$14,684	$11,111
Noncurrent assets			1,699	2,033
Current liabilities			2,680	1,228
Noncurrent liabilities			745	956
11. INDEBTEDNESS
Long-term debt consisted of the following as of June 30, 2020 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL facility	$—	$—	$—	$—
First lien term loan	920,375	(7,836)	(21,295)	891,244
Second lien notes	412,256	(11,269)	(7,596)	393,391
	$1,332,631	$(19,105)	$(28,891)	1,284,635
Less: current portion				(9,250)
Total long-term debt				$1,275,385
Long-term debt consisted of the following as of December 31, 2019 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL facility	$—	$—	$—	$—
First lien term loan	925,000	(8,399)	(22,825)	893,776
Second lien notes	412,256	(11,672)	(7,864)	392,720
	$1,337,256	$(20,071)	$(30,689)	1,286,496
Less: current portion				(9,250)
Total long-term debt				$1,277,246
The interest rate on the first lien term loan was 4.68% and 6.20% as of June 30, 2020 and December 31, 2019, respectively. The weighted average interest rate incurred on the first lien term loan was 5.02% and 5.60% for the three and six months ended June 30, 2020. The weighted average interest rate incurred on the previous first lien term loan was 6.22% and 6.24% for the three and six months ended June 30, 2019. The interest rate on the second lien notes was 10.25% and 10.66% as of June 30, 2020 and December 31, 2019, respectively. The weighted average interest incurred on the second lien notes was 10.33% and 10.44% for the three and six months ended June 30, 2020. The weighted average interest incurred on the previous second lien term loan was 11.34% and 11.45% for the three and six months ended June 30, 2019.

The Company elected to pay-in-kind (“PIK”) the quarterly interest payment due in August 2020, which will result in the Company capitalizing $10.8 million in interest expense to the principal balance of the second lien term loan on the interest payment date. In connection with the PIK election, the Company was charged an additional 1.00% in interest expense during the quarterly interest period.
Subsequent to June 30, 2020, the Company completed a public offering of stock for net proceeds of approximately $118 million. Those proceeds and available cash will be used to prepay $125.0 million of the second lien notes. See Note 18, Subsequent Events, for further discussion.
Long-term debt matures as follows (in thousands):

Year Ending December 31,	Minimum Payments
2020	$4,625
2021	9,250
2022	9,250
2023	9,250
2024	9,250
Thereafter	1,291,006
Total	1,332,631

During the three and six months ended June 30, 2020 and 2019, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 12, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of June 30, 2020 (in thousands):

Financial Instrument	Carrying Value as of June 30, 2020	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien term loan	$891,244	$—	$892,764	$—
Second lien notes	393,391	—	—	417,910
Total debt instruments	$1,284,635	$—	$892,764	$417,910
The following table sets forth the changes in Level 3 measurements for the three and six months ended June 30, 2020 (in thousands):

Level 3 Measurements
Second lien notes fair value as of January 1, 2020	$411,119
Change in fair value	(71,748)
Second lien notes fair value as of March 31, 2020	$339,371
Change in fair value	78,539
Second lien notes fair value as of June 30, 2020	$417,910
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
In May 2020, the Company elected to PIK the second lien note’s quarterly interest payment due in August 2020. Upon making the PIK election, the Company determined that the hedged interest payment would no longer occur, resulting in an ineffective hedge, so the Company discontinued hedge accounting on its $400.0 million notional interest rate swap. As a result, the Company reclassified accumulated comprehensive loss of $3.7 million to interest expense, net in the unaudited condensed consolidated statements of comprehensive income (loss). The gains and losses associated with the $400.0 million notional swap will be recognized in net income (loss) through interest expense until the swap expires in November 2020. See Note 11, Indebtedness, for further discussion of the PIK. In accordance with ASU 2017-12, Targeted Improvements to Accounting for Hedges, the Company has determined that the $911.1 million designated cash flow hedge is perfectly effective.
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair value - Derivatives in liability position
Derivative	Balance Sheet Caption	June 30, 2020	December 31, 2019
Interest rate swaps designated as cash flow hedges	Accrued expenses and other current liabilities	$—	$1,275
Interest rate swaps not designated as cash flow hedges	Accrued expenses and other current liabilities	3,474	—
Interest rate swaps designated as cash flow hedges	Other non-current liabilities	19,251	5,920
Interest rate swaps not designated as cash flow hedges	Other non-current liabilities	293	90
Total derivatives		$23,018	$7,285
The gain and loss associated with the changes in the fair value of the effective portion of the hedging instrument are recorded into other comprehensive (loss) income. The gain and loss associated with the changes in the fair value of the $400.0 million notional swap and the $13.9 million notional amount not designated as a hedging instrument are recognized in net income (loss) through interest expense. The following table presents the pre-tax gains (losses) from derivative instruments recognized in other comprehensive (loss) income in the Company’s unaudited condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative	2020	2019	2020	2019
Interest rate caps designated as cash flow hedges	$—	$42	$—	$(705)
Interest rate swaps designated as cash flow hedges	830	—	(15,802)	—
Interest rate swaps that discontinued hedge accounting	3,746	—	3,746	—
	$4,576	$42	$(12,056)	$(705)
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s unaudited condensed consolidated statement of comprehensive income (loss) related to the Company’s derivative instruments (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative	Income Statement Caption	2020	2019	2020	2019
Interest rate caps designated as cash flow hedges	Interest expense	$—	$(103)	$—	$(286)
Interest rate swaps designated as cash flow hedges	Interest expense	(3,654)	—	(4,453)	—
Interest rate swaps not designated as hedges	Interest expense	244	—	9	—
Interest rate swaps that discontinued hedge accounting	Interest expense	(3,746)	—	(3,746)	—
		$(7,156)	$(103)	$(8,190)	$(286)
The Company expects to reclassify $16.6 million of total interest rate costs from accumulated other comprehensive loss against interest expense during the next 12 months.
13. FAIR VALUE MEASUREMENTS
Fair value measurements are determined by maximizing the use of observable inputs and minimizing the use of unobservable inputs. The hierarchy places the highest priority on unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurements) and gives the lowest priority to unobservable inputs (Level 3 measurements). The categories within the valuation hierarchy are described as follows:
•Level 1 — Inputs to the fair value measurement are quoted prices in active markets for identical assets or liabilities.
•Level 2 — Inputs to the fair value measurement include quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•Level 3 — Inputs to the fair value measurement are unobservable inputs or valuation techniques.
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
There were no other assets or liabilities measured at fair value at June 30, 2020 and December 31, 2019.

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
15. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by the BioScrip stockholders on May 3, 2018, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors. The 2018 plan is administered by the Company’s Compensation Committee, a standing committee of the Board of Directors. A total of 4,101,735 shares of common stock were initially authorized for issuance under the 2018 Plan. The Company had stock options and restricted stock outstanding related to the 2018 Plan as of June 30, 2020. As of June 30, 2020, the Company also had incentive units outstanding related to the HC I equity incentive plan, which was implemented in October 2015, for certain officers and employees of the Company. During the three and six months ended June 30, 2020, total stock-based incentive compensation expense recognized by the Company related to these plans was $0.7 million and $1.4 million, respectively. During the three and six months ended June 30, 2019, total stock-based incentive compensation expense recognized by the Company related to these plans was $0.6 million and $1.2 million, respectively.

16. STOCKHOLDERS’ EQUITY
On January 3, 2020, the Company’s board of directors and HC I, the stockholder of a majority of the Company’s common stock, approved a reverse stock split of the Company’s issued and outstanding common stock on a one share for four share basis and appropriately amended the Company’s Third Amended and Restated Certificate of Incorporation to reflect the change. On February 3, 2020, the reverse stock split became effective. In connection with the reverse stock split, the Company changed its ticker symbol from “BIOS” to “OPCH” and transferred the Company’s common stock from the Nasdaq Capital Market to the Nasdaq Global Select Market. The par value of the Company’s common stock remained unchanged as a result of the reverse stock split, resulting in a decrease to the aggregate par value of common stock and corresponding increase to paid-in capital in the Company’s unaudited condensed consolidated financial statements, which was retrospectively applied to all periods presented in the unaudited condensed consolidated financial statements. All common shares, warrants and stock awards presented in the unaudited condensed consolidated financial statements have been retrospectively adjusted for the reverse stock split. Subsequent to June 30, 2020, the Company completed a public offering of 10,000,000 shares of common stock for net proceeds of approximately $118 million. Those proceeds will be used to prepay a portion of the second lien notes. See Note 18, Subsequent Events, for further discussion.
2017 Warrants — During the three and six months ended June 30, 2020, warrant holders did not elect to exercise any warrants to purchase shares of common stock. No warrants existed in 2019 prior to the Merger. As of June 30, 2020 and December 31, 2019, the remaining warrant holders are entitled to purchase 1.4 million shares of common stock, respectively.
2015 Warrants — During the three and six months ended June 30, 2020, warrant holders did not elect to exercise any warrants to purchase shares of common stock. No warrants existed in 2019 prior to the Merger. As of June 30, 2020 and December 31, 2019, warrant holders are entitled to purchase 0.9 million shares of common stock, respectively.
Home Solutions Restricted Stock — In conjunction with BioScrip’s 2016 acquisition of Home Solutions, Inc., 1.8 million restricted shares of common stock were issued, of which 0.8 million of these units vest upon the closing price of the Company’s common stock averaging at or above $16.00 per share over 20 consecutive trading days prior to December 31, 2019 and 1.0 million of these units vest upon the closing price of the Company’s common stock averaging at or above $20.00 per share over 20 consecutive trading days prior to December 31, 2019. The restricted stock expired on December 31, 2019. As discussed in Note 1, Nature of Operations and Presentation of Financial Statements, 7,048,357 common shares issued to HC I in conjunction with the Merger are held in escrow to prevent dilution related to the vesting of the Home Solutions restricted stock. In the event the Home Solutions restricted stock expires unvested, the 7,048,357 common shares held in escrow will be returned to the Company and canceled. As of June 30, 2020, the Home Solutions restricted stock remained in escrow pending final resolution of this matter.
17. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $0.7 million and $1.4 million for the three and six months ended June 30, 2020, respectively. The Company recorded management fee income of $0.6 million and $1.2 million for the three and six months ended June 30, 2019, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).
The Company had amounts due to its joint ventures of $3.3 million as of June 30, 2020. The Company also had amounts due to its joint ventures of $4.3 million as of December 31, 2019. These payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.

18. SUBSEQUENT EVENTS
The Company has evaluated whether any subsequent events occurred since June 30, 2020, and noted the following subsequent events:
On July 24, 2020, the Company completed a public offering of 18,000,000 shares of the Company’s common stock at a price of $12.50 per share, consisting of 10,000,000 shares of common stock issued and sold by the Company and 8,000,000 shares of common stock sold by HC I. The Company received net proceeds from the offering of approximately $118 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the proceeds from the offering and available cash to repay $125.0 million on the principal balance of its second lien notes outstanding. Following the offering, HC I holds approximately 72.1% of the Company’s common stock.

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
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 148 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists, work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, bleeding disorder therapies, immunoglobulin therapy, and other therapies for chronic and acute conditions.
HC Group Holdings II, Inc. (“HC II”) was incorporated under the laws of the State of Delaware on January 7, 2015, with its sole shareholder being HC Group Holdings I, LLC. (“HC I”). On April 7, 2015, HC I and HC II collectively acquired Walgreens Infusion Services, Inc. and its subsidiaries from Walgreen Co., and the business was rebranded as Option Care, Inc. (“Option Care”).
On March 14, 2019, HC I and HC II entered into a definitive agreement (the “Merger Agreement”) to merge with and into a wholly-owned subsidiary of BioScrip, Inc. (“BioScrip”) (the “Merger”), a national provider of infusion and home care management solutions, which was completed on August 6, 2019 (the “Merger Date”). The Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations with Option Care being considered the accounting acquirer and BioScrip being considered the legal acquirer. Following the close of the transaction, BioScrip was rebranded as Option Care Health, Inc. and the combined company’s stock, par value $0.0001, was listed on the Nasdaq Global Select Market as of June 30, 2020. See Note 3, Business Acquisitions, of the unaudited condensed consolidated financial statements for further discussion on the Merger.

Update on the Impact of the COVID-19 Pandemic
The primary operations of the Company focus on providing infusion therapy services and based on the recent impact of the pandemic across the healthcare ecosystem, the Company began experiencing a related impact across a number of facets beginning in March 2020.
The second quarter of 2020 results reflect the Company’s continued efforts to accelerate growth and drive merger-related cost savings offset by the detrimental impact of the COVID-19 pandemic. The Company relies upon patient referrals from multiple sources, including but not limited to patients discharged from acute care settings (e.g., hospitals) and patients requiring treatment for chronic conditions from specialty physicians. As expected, the pandemic has negatively affected new patient referrals for both acute and chronic conditions; however, the Company did experience an increase in patient transfers from hospital and outpatient settings which positively affected revenues. For the second quarter of 2020, the revenue results reflect a single digit decline in acute revenues relative to the prior year while chronic revenue grew in the low double digits. Option Care Health continues to collaborate with payers and health systems to transition patients into the home or one of our alternate treatment sites to receive vital infusion therapy.
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
The Company experienced cost inefficiencies in the second quarter with respect to clinical labor and other staffing challenges, as well as higher costs to procure personal protection equipment. Offsetting the negative impacts resulting from the COVID-19 pandemic, the Company managed spending and accelerated many integration-related initiatives as discussed below. Further, to date, the Company experienced no material deceleration in cash collections and collaboration with payers continues to be productive. The Company anticipates that the pandemic could affect its operations for an extended period; however, at this time cannot confidently forecast the duration nor the ultimate financial impact on its operations. See Item 1A. “Risk Factors” under the caption “The COVID-19 pandemic could adversely impact our business, results of operations, cash flows and financial position” for further discussion on risks.
In April 2020, the Company received approximately $11.7 million from the Public Health and Social Services Emergency Fund as part of the Coronavirus Aid, Relief, and Economics Security Act (“CARES Act”). The $11.7 million is reflected in the second quarter 2020 as a cash inflow from financing activities and, as a result, is reflected in the June 30, 2020 cash balance and as a component of accrued expenses and other current liabilities. Given the Company’s ability to largely offset the cost inefficiencies experienced from the COVID-19 pandemic with spending reductions and accelerated integration net cost synergies, the Company has determined that it will return these CARES Act funds to the federal government.

Merger Integration Execution
The Merger of Option Care and BioScrip into Option Care Health has created an opportunity to realize cost synergies while continuing to drive organic growth in chronic and acute therapies through our expanded national platform. Option Care Health is well-positioned to leverage the investments in corporate infrastructure and drive economies of scale as a result of the Merger. The synergy categories are as follows:
•Selling, General and Administrative Expenses Savings. Merged corporate infrastructure has created significant opportunity for streamlining corporate and administrative costs, including headcount and functional spend.
•Network Optimization. The previous investments in technology and compounding pharmacies, along with the overlapping geographic footprint, allows for facility rationalization and the optimization of assets.
•Procurement Savings. The enhanced scale of the Company generates supply chain efficiencies through increased purchasing leverage. The Company’s platform is also positioned to be the partner of choice for pharmaceutical manufacturers seeking innovative distribution channels and patient support models to access the market.
Since the Merger, we have worked to align our field and sales teams. We have also made strides at combining our procurement process and contracts, all while continuing to focus on serving our patients. Patient health is personal to us, which is why, throughout the integration process, we strive to improve and set the standard for quality care that is matched by best-in-class service. After completion of the Merger, we have additional resources to invest in our people, process and systems, providing us improved strength and scale to drive better patient outcomes. The Company accelerated its integration activities during the second quarter to offset the negative impacts resulting from COVID-19 pandemic, and as a result we exited the second quarter having fully achieved the articulated goal of at least $60.0 million in net cost synergies. We continue to pursue further integration efforts, and ultimately expect to exceed the net cost synergy goal.
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

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three and six months ended June 30, 2020 and 2019. The BioScrip results have been included since the August 6, 2019 Merger Date.
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
Other Income (Expense)
Interest Expense, Net. Interest expense consists principally of interest payments on the Company’s outstanding borrowings under the ABL Facility, the first lien term loan and second lien notes, amortization of discount and deferred financing fees, and changes in derivatives not designated as hedging instruments related to the interest rate swaps. Refer to the “Liquidity and Capital Resources” section below for further discussion of these outstanding borrowings.
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
Change in unrealized losses on cash flow hedges, net of income taxes. Change in unrealized (losses) gains on cash flow hedges, net of income taxes, consists of the gains and losses associated with the changes in the fair value of derivatives designated as hedging instruments related to the interest rate caps and interest rate swaps, net of income taxes.

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020 (unaudited)		2019 (unaudited)		2020 (unaudited)		2019 (unaudited)
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$740,848	100.0%	$497,266	100.0%	$1,446,288	100.0%	$973,758	100.0%
COST OF REVENUE	574,528	77.6%	395,876	79.6%	1,121,939	77.6%	774,174	79.5%
GROSS PROFIT	166,320	22.4%	101,390	20.4%	324,349	22.4%	199,584	20.5%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	124,918	16.9%	99,245	20.0%	254,198	17.6%	182,032	18.7%
Depreciation and amortization expense	18,194	2.5%	10,150	2.0%	38,295	2.6%	20,119	2.1%
Total operating expenses	143,112	19.3%	109,395	22.0%	292,493	20.2%	202,151	20.8%
OPERATING INCOME (LOSS)	23,208	3.1%	(8,005)	(1.6)%	31,856	2.2%	(2,567)	(0.3)%

OTHER INCOME (EXPENSE):
Interest expense, net	(31,432)	(4.2)%	(11,563)	(2.3)%	(59,519)	(4.1)%	(22,608)	(2.3)%
Equity in earnings of joint ventures	1,012	0.1%	643	0.1%	1,574	0.1%	1,192	0.1%
Other, net	14	—%	(101)	—%	22	—%	(177)	—%
Total other expense	(30,406)	(4.1)%	(11,021)	(2.2)%	(57,923)	(4.0)%	(21,593)	(2.2)%

LOSS BEFORE INCOME TAXES	(7,198)	(1.0)%	(19,026)	(3.8)%	(26,067)	(1.8)%	(24,160)	(2.5)%
INCOME TAX EXPENSE (BENEFIT)	470	0.1%	(5,423)	(1.1)%	1,511	0.1%	(6,845)	(0.7)%
NET LOSS	$(7,668)	(1.0)%	$(13,603)	(2.7)%	$(27,578)	(1.9)%	$(17,315)	(1.8)%

OTHER COMPREHENSIVE GAIN ( LOSS), NET OF TAX:
Change in unrealized gains (losses) on cash flow hedges, net of income tax expense (benefit) of $0, $(15), $0 and $227, respectively	4,576	0.6%	27	—%	(12,056)	(0.8)%	(478)	—%
OTHER COMPREHENSIVE GAIN (LOSS)	4,576	0.6%	27	—%	(12,056)	(0.8)%	(478)	—%
NET COMPREHENSIVE LOSS	$(3,092)	(0.4)%	$(13,576)	(2.7)%	$(39,634)	(2.7)%	$(17,793)	(1.8)%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three month periods ended June 30, 2020 and June 30, 2019.
Gross Profit

	Three Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net revenue	$740,848	$497,266	$243,582	49.0%
Cost of revenue	574,528	395,876	178,652	45.1%
Gross profit	$166,320	$101,390	$64,930	64.0%
Gross profit margin	22.4%	20.4%
The increase in net revenue was primarily driven by additional revenue following the Merger of $208.4 million as well as growth in the Company’s portfolio of therapies. The increase in cost of revenue was driven by the impact of the Merger and organic growth. The increase in gross profit was primarily related to contribution margin from additional revenue from the Merger. The increase in gross margin percentage was primarily driven by therapy mix shift and the positive impact from the merger integration net cost synergies, partially offset by the incremental wage costs and personal protective equipment costs related to the COVID-19 pandemic.
Operating Expenses

	Three Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$124,918	$99,245	$25,673	25.9%
Depreciation and amortization expense	18,194	10,150	8,044	79.3%
Total operating expenses	$143,112	$109,395	$33,717	30.8%
Selling, general and administrative expenses increased for the three months ended June 30, 2020 primarily due to the impact of the Merger but decreased as a percentage of revenue to 16.9% for the three months ended June 30, 2020 as compared to 20.0% for the three months ended June 30 2019 due to synergy realization.
The increase in depreciation and amortization was primarily related to the depreciation of the fixed assets acquired and the amortization of the intangibles acquired from the Merger of $3.6 million and $3.9 million, respectively.
Other Income (Expense)

	Three Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Interest expense, net	$(31,432)	$(11,563)	$(19,869)	171.8%
Equity in earnings of joint ventures	1,012	643	369	57.4%
Other, net	14	(101)	115	(113.9)%
Total other expense	$(30,406)	$(11,021)	$(19,385)	175.9%
The increase in interest expense was primarily attributable to the interest expense on the new debt issued in conjunction with the Merger. The balance of debt increased from $538.9 million at June 30, 2019 to $1,284.6 million at June 30, 2020. See Note 11, Indebtedness, of the unaudited condensed consolidated financial statements.

Income Tax Expense (Benefit)

	Three Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Income tax expense (benefit)	$470	$(5,423)	$5,893	(108.7)%
The Company continues to maintain a full valuation allowance, established at the time of Merger, against all of its net U.S. federal and state deferred tax assets with the exception of approximately $0.7 million of estimated state net operating losses (“NOL”). Because of the Company’s full valuation allowance, the Company’s tax expense for the three months ended June 30, 2020 only consists of quarterly tax liabilities attributable to separate company state tax returns as well as recognized deferred tax expense. These tax expense items created a negative effective tax rate of 6.5% during the three months ended June 30, 2020. During the three months ended June 30, 2019, the effective tax rate was 28.5%. The variance in the year-over-year effective tax rates is primarily attributable to the valuation allowance established by the Company at the time of the Merger. The quarterly tax rates of both periods differ from the Company’s 21% federal statutory rate primarily due to changes in valuation allowance, certain state and local taxes, non-deductible costs and resolution of certain tax matters.
Net (Loss) Income and Other Comprehensive (Loss) Income

	Three Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net loss	$(7,668)	$(13,603)	$5,935	(43.6)%
Other comprehensive loss, net of tax:
Changes in unrealized gains (losses) on cash flow hedges, net of income taxes	4,576	27	4,549	16,848.1%
Other comprehensive gain (loss)	4,576	27	4,549	16,848.1%
Net comprehensive loss	$(3,092)	$(13,576)	$10,484	(77.2)%
The change in net loss was primarily attributed to operating efficiencies and certain cost saving initiatives related to COVID-19 and the impact of the Merger and related integration savings that resulted in total operating expenses decreasing as a percentage of net revenue.
The change in unrealized gains (losses) on cash flow hedges, net of income taxes, primarily related to the $3.7 million reclassification from accumulated other comprehensive loss to interest expense, net upon discontinuing hedge accounting on the Company’s $400.0 million notional swap. The remaining change was related to increases in fair values on the $925.0 million notional swap. The change in unrealized loss for the three months ended June 30, 2019 related to fluctuations on interest rate caps on $250.0 million of the previous first lien term loan.
Net comprehensive loss was $3.1 million for the three months ended June 30, 2020, compared to net comprehensive loss of $13.6 million for the three months ended June 30, 2019, as a result of the changes in net loss, discussed above, along with the impact of the interest rate swaps.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following tables present selected consolidated comparative results of operations from the Company’s unaudited condensed consolidated financial statements for the six month periods ended June 30, 2020 and June 30, 2019.
Gross Profit

	Six Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net revenue	$1,446,288	$973,758	$472,530	48.5%
Cost of revenue	1,121,939	774,174	$347,765	44.9%
Gross profit	324,349	199,584	$124,765	62.5%
Gross profit margin	22.4%	20.5%
The increase in net revenue was primarily driven by additional revenue following the Merger of $402.1 million as well as growth in the Company’s portfolio of therapies. The increase in cost of revenue was driven by the impact of the Merger and organic growth. The increase in gross profit was primarily related to contribution margin from additional revenue from the Merger. The increase in gross margin percentage was primarily driven by therapy mix shift and the positive impact from the merger integration net cost synergies, partially offset by the incremental wage costs and personal protective equipment costs related to the COVID-19 pandemic.
Operating Expenses

	Six Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$254,198	$182,032	$72,166	39.6%
Depreciation and amortization expense	38,295	20,119	18,176	90.3%
Total operating expenses	$292,493	$202,151	$90,342	44.7%
Selling, general and administrative expenses increased for the six months ended June 30, 2020 primarily due to the impact of the Merger, but has decreased as a percentage of revenue to 17.6% for the six months ended June 30, 2020 as compared to 18.7% for the six months ended June 30, 2019 due to synergy realization.
The increase in depreciation and amortization was primarily related to the depreciation of the fixed assets acquired and the amortization of the intangibles acquired from the Merger of $7.5 million and $7.8 million, respectively.
Other Income (Expense)

	Six Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Interest expense, net	$(59,519)	$(22,608)	$(36,911)	163.3%
Equity in earnings of joint ventures	1,574	1,192	382	32.0%
Other, net	22	(177)	199	(112.4)%
Total other expense	$(57,923)	$(21,593)	$(36,330)	168.2%
The increase in interest expense was primarily attributable to the interest expense on the new debt issued in conjunction with the Merger, as discussed above.

Income Tax Expense (Benefit)

	Six Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Income tax expense (benefit)	$1,511	$(6,845)	$8,356	(122.1)%
The Company continues to maintain a full valuation allowance, established at the time of Merger, against all of its net U.S. federal and state deferred tax assets with the exception of approximately $0.7 million of estimated state net operating losses (“NOL”). Because of the Company’s full valuation allowance, the Company’s tax expense for the six months ended June 30, 2020 only consists of quarterly tax liabilities attributable to separate company state tax returns as well as recognized deferred tax expense. These tax expense items created a negative effective tax rate of 5.8% during the six months ended June 30, 2020. During the six months ended June 30, 2019, the effective tax rate was 28.3%. The variance in the year-over-year effective tax rates is primarily attributable to the valuation allowance established by the Company at the time of the Merger. The quarterly tax rates of both periods differ from the Company’s 21% federal statutory rate primarily due to changes in valuation allowance, certain state and local taxes, non-deductible costs and resolution of certain tax matters.
Net (Loss) Income and Other Comprehensive (Loss) Income

	Six Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net (loss) income	$(27,578)	$(17,315)	$(10,263)	59.3%
Other comprehensive income (loss), net of tax:
Changes in unrealized (losses) gains on cash flow hedges, net of income taxes	(12,056)	(478)	(11,578)	2,422.2%
Other comprehensive (loss) income	(12,056)	(478)	(11,578)	2,422.2%
Net comprehensive loss	$(39,634)	$(17,793)	$(21,841)	122.8%
The change in net loss was primarily attributed to increased depreciation, amortization and interest expense, which was partially offset by operating efficiencies, certain cost saving initiatives related to COVID-19 and Merger integration savings.
The change in unrealized (losses) gains on cash flow hedges, net of income taxes, related to the decrease in the variable interest rates during 2020, partially offset by the $3.7 million reclassification from accumulated other comprehensive income to interest expense upon discontinuing hedge accounting on the $400.0 million notional interest rate swap. The change in unrealized (loss) income for the six months ended June 30, 2019 related to fluctuations on interest rate caps.
The change in net comprehensive (loss) income was the result of the change in net loss, described above, further reduced by the impact of the fair value of the interest rate swaps.
Liquidity and Capital Resources
For the six months ended June 30, 2020 and the twelve months ended December 31, 2019, the Company’s primary sources of liquidity were cash on hand of $118.1 million and $67.1 million, respectively, as well as the $140.4 million of borrowings available under its credit facilities. During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company’s positive cash flows from operations enabled investments in pharmacy and information technology infrastructure to support growth and create additional capacity in the future, as well as pursue acquisitions.
The Company’s primary uses of cash include supporting our ongoing business activities and investing in various acquisitions and our infrastructure to support additional business volumes. Ongoing operating cash outflows are primarily associated with procuring and dispensing prescription drugs, personnel and other costs associated with servicing patients, as well as paying cash interest on the outstanding debt. Ongoing investing cash flows are primarily associated with capital projects related to business acquisitions, the improvement and maintenance of our pharmacy facilities and investment in our information technology systems. Ongoing financing cash flows are primarily associated with the quarterly principal payments on our outstanding debt.

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
Credit Facilities
The Company’s asset-based-lending (“ABL”) revolving credit facility provides for borrowings up to $150.0 million, which matures on August 6, 2024. The ABL facility bears interest at a per annum rate that is determined by the Company’s periodic selection of rate type, either the Base Rate or the Eurocurrency Rate. The Base Rate is charged between 1.25% and 1.75% and the Eurocurrency Rate is charged between 2.25% and 2.75% based on the historical excess availability as a percentage of the Line Cap, as defined in the ABL facility credit agreement. The revolving credit facility contains commitment fees payable on the unused portion of the ABL facility ranging from 0.25% to 0.375%, depending on various factors including the Company’s leverage ratio, type of loan and rate type, and letter of credit fees of 2.5%. The Company had no outstanding borrowings under the ABL facility at June 30, 2020. The Company had $9.6 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL facility of $140.4 million as of June 30, 2020.
The principal balance of the first lien term loan is repayable in quarterly installments of $2.3 million plus interest, with a final payment of all remaining outstanding principal due on August 6, 2026. The quarterly principal payments commenced in March of 2020. Interest on the first lien term loan is payable monthly on Base Rate loans at Base Rate, as defined, plus 3.25% to 3.50%, depending on the Company’s leverage ratio. Interest is charged on Eurocurrency Rate loans at the Eurocurrency Rate, as defined, plus 4.25% to 4.50%, depending on the Company’s leverage ratio. The interest rate on the first lien term loan was 4.68% as of June 30, 2020.
The second lien notes mature on August 6, 2027. Interest on the second lien notes is payable quarterly and is at the greater of 1% or London Interbank Offered Rate (“LIBOR”), plus 8.75%. The Company elected to pay-in-kind the first quarterly interest payment, due in November 2019, which resulted in the Company capitalizing the interest payment to the principal balance on the interest payment date, increasing the outstanding principal balance to $412.3 million. The Company paid the second and third quarterly interest payments, due in February 2020 and May 2020. The interest rate on the second lien notes was 10.25% as of June 30, 2020.

Cash Flows
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands)
Net cash provided by operating activities	$53,390	$22,406	$30,984
Net cash used in investing activities	(8,728)	(7,866)	(862)
Net cash provided by (used in) financing activities	6,381	(4,076)	10,457
Net increase in cash and cash equivalents	51,043	10,464	40,579
Cash and cash equivalents - beginning of period	67,056	36,391	30,665
Cash and cash equivalents - end of period	$118,099	$46,855	$71,244
Cash Flows from Operating Activities
The increase in cash flows provided by operating activities is primarily due to working capital efficiencies and timing of vendor payments during the six months ended June 30, 2020.
Cash Flows from Investing Activities
The increase in cash flows used in investing activities is primarily due to increased fixed asset additions during the six months ended June 30, 2020 as we invested more into our pharmacies and infrastructure.
Cash Flows from Financing Activities
The increase in cash provided by (used in) financing activities is related to receipt of $11.7 million of CARES Act funds, partially offset by increased principal payments.
Commitments and Contractual Obligations
There were no material changes to our commitments under contractual obligations, as disclosed in our latest Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of June 30, 2020, Option Care Health did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

Item 3.Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our exposure to market risk from those included in our Annual Report on Form 10-K for the year ended December 31, 2019, hereby incorporated by reference.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Controls over Financial Reporting
The Merger, which was completed on August 6, 2019, has had a material impact on the financial position, results of operations, and cash flows of the combined company from the date of acquisition through June 30, 2020. The business combination also resulted in material changes in the combined company's internal controls over financial reporting. The Company is in the process of designing and integrating policies, processes, operations, technology, and other components of internal controls over financial reporting of the combined company. Management will monitor the implementation of new controls and test the operating effectiveness when instances are available in future periods.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
 For a summary of legal proceedings, refer to Note 14, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included in Item 1 of this report.
Item 1A.Risk Factors
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
While we cannot predict the impact that COVID-19 will have on our patients, suppliers, vendors, and third party payers and each of their financial conditions, we believe the following factors could lead to a material adverse impact on the Company’s business:
•Variability in acute therapy patient referrals from hospitals based on changes in hospital-based procedures and treatment patterns;
•Variability in chronic therapy patient referrals based on disruptions in the diagnosis of chronic conditions requiring infusion therapy;
•Inefficiencies in clinical labor expenses and higher labor costs from staffing disruptions and availability, potential overtime due to inefficient clinical staffing and utilization of contract labor;
•Higher costs to procure, and potential unavailability of, critical personal protection equipment, pharmaceuticals and medical supplies given a constrained supply environment; and
•Heightened operational risks from an extended period of remote work arrangements, which could strain our business continuity plans, including but not limited to cybersecurity risks, and could impair our ability to manage our business.
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

Item 6.Exhibits
(a) Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Formatted Cover Page
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTION CARE HEALTH, INC.

Date: August 4, 2020	/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)