Form 10-Q
period 2020-09-30
Option Care Health, Inc.
filed 2020-11-03
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

On October 30, 2020, there were 186,758,939 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	(unaudited)
	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$140,047	$67,056
Accounts receivable, net	320,920	324,416
Inventories	155,478	115,876
Prepaid expenses and other current assets	60,030	51,306
Total current assets	676,475	558,654

NONCURRENT ASSETS:
Property and equipment, net	113,017	133,198
Operating lease right-of-use asset	70,344	63,502
Intangible assets, net	359,766	385,910
Goodwill	1,428,610	1,425,542
Other noncurrent assets	20,278	22,741
Total noncurrent assets	1,992,015	2,030,893
TOTAL ASSETS	$2,668,490	$2,589,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$290,206	$221,060
Accrued compensation and employee benefits	51,226	45,765
Accrued expenses and other current liabilities	63,239	33,538
Current portion of operating lease liability	19,252	20,391
Current portion of long-term debt	9,250	9,250
Total current liabilities	433,173	330,004

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,162,836	1,277,246
Operating lease liability, net of current portion	67,471	58,242
Deferred income taxes	3,040	2,143
Other noncurrent liabilities	8,474	15,085
Total noncurrent liabilities	1,241,821	1,352,716
Total liabilities	1,674,994	1,682,720

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 187,141,475 shares issued and 186,757,753 shares outstanding as of September 30, 2020; 176,975,628 shares issued and 176,591,907 shares outstanding as of December 31, 2019	19	18
Treasury stock; 383,722 shares outstanding, at cost, as of September 30, 2020 and December 31, 2019, respectively	(2,403)	(2,403)
Paid-in capital	1,128,979	1,008,362
Accumulated deficit	(117,870)	(91,955)
Accumulated other comprehensive loss	(15,229)	(7,195)
Total stockholders’ equity	993,496	906,827
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,668,490	$2,589,547
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET REVENUE	$781,609	$615,880	$2,227,897	$1,589,638
COST OF REVENUE	607,456	478,107	1,729,395	1,252,281
GROSS PROFIT	174,153	137,773	498,502	337,357

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	123,000	133,475	377,198	315,815
Depreciation and amortization expense	16,597	16,023	54,892	36,142
Total operating expenses	139,597	149,498	432,090	351,957
OPERATING INCOME (LOSS)	34,556	(11,725)	66,412	(14,600)

OTHER INCOME (EXPENSE):
Interest expense, net	(24,583)	(21,509)	(84,102)	(44,117)
Equity in earnings of joint ventures	790	826	2,364	2,018
Other, net	(8,344)	(6,810)	(8,322)	(6,679)
Total other expense	(32,137)	(27,493)	(90,060)	(48,778)

INCOME (LOSS) BEFORE INCOME TAXES	2,419	(39,218)	(23,648)	(63,378)
INCOME TAX EXPENSE (BENEFIT)	756	3,576	2,267	(3,269)

NET INCOME (LOSS)	$1,663	$(42,794)	$(25,915)	$(60,109)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gains (losses) on cash flow hedges, net of income tax expense (benefit) of $0, $32, $0 and $259, respectively	4,022	(8,249)	(8,034)	(8,727)
OTHER COMPREHENSIVE INCOME (LOSS)	4,022	(8,249)	(8,034)	(8,727)
NET COMPREHENSIVE INCOME (LOSS)	$5,685	$(51,043)	$(33,949)	$(68,836)

EARNINGS (LOSS) PER COMMON SHARE:
Earnings (loss) per share, basic	$0.01	$(0.26)	$(0.14)	$(0.40)
Earnings (loss) per share, diluted	$0.01	$(0.26)	$(0.14)	$(0.40)

Weighted average common shares outstanding, basic	184,232	162,894	179,220	149,448
Weighted average common shares outstanding, diluted	184,822	162,894	179,220	149,448
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,915)	$(60,109)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization expense	60,054	38,997
Non-cash operating lease costs	13,020	15,246
Deferred income taxes - net	897	(5,252)
Loss on extinguishment of debt	8,349	5,469
Amortization of deferred financing costs	4,153	3,057
Paid-in-kind interest capitalized as principal	7,525	—
Loss on interest rate swaps upon discontinuing hedge accounting	3,746	—
Equity in earnings of joint ventures	(2,364)	(2,018)
Stock-based incentive compensation expense	2,588	3,898
Other adjustments	1,589	1,046
Changes in operating assets and liabilities:
Accounts receivable, net	3,496	71,029
Inventories	(39,602)	(6,212)
Prepaid expenses and other current assets	(8,724)	1,447
Accounts payable	66,508	(36,157)
Accrued compensation and employee benefits	5,461	5,312
Accrued expenses and other current liabilities	16,768	(3,846)
Operating lease liabilities	(11,976)	(11,922)
Other noncurrent assets and liabilities	(3,845)	(3,415)
Net cash provided by operating activities	101,728	16,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(12,871)	(13,150)
Other investing cash flows	541	636
Business acquisitions, net of cash acquired	—	(700,170)
Net cash used in investing activities	(12,330)	(712,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions to related parties	—	(2,000)
Sale of management notes receivable	—	1,310
Exercise of stock options, vesting of restricted stock, and related tax withholdings	(904)	(2,497)
Proceeds from debt	—	981,050
Repayments of debt principal	(6,937)	(2,075)
Retirement of debt obligations	(125,000)	(226,738)
Deferred financing costs	—	(36,538)
Net proceeds from issuance of common stock	118,934	—
Other financing cash flows	(2,500)	—
Net cash (used in) provided by financing activities	(16,407)	712,512
NET INCREASE IN CASH AND CASH EQUIVALENTS	72,991	16,398
Cash and cash equivalents - beginning of the period	67,056	36,391
CASH AND CASH EQUIVALENTS - END OF PERIOD	$140,047	$52,789

Supplemental disclosure of cash flow information:
Cash paid for interest	$73,224	$35,531
Cash paid for income taxes	$2,373	$1,617
Cash paid for operating leases	$19,941	$15,248
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Management Notes Receivable	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance - December 31, 2018	$—	$14	$—	$619,621	$(1,619)	$(16,035)	$844	$602,825
Interest on management notes receivable	—	—	—	—	(21)	—	—	(21)
Stockholders' redemption	—	—	—	(2,000)	—	—	—	(2,000)
Stock-based incentive compensation	—	—	—	584	—	—	—	584
Net loss	—	—	—	—	—	(3,712)	—	(3,712)
Other comprehensive loss	—	—	—	—	—	—	(505)	(505)
Balance - March 31, 2019	$—	$14	$—	$618,205	$(1,640)	$(19,747)	$339	$597,171
Interest on management notes receivable	—	—	—	—	(18)	—	—	(18)
Stockholders' redemption	—	—	—	(371)	371	—	—	—
Stock-based incentive compensation	—	—	—	569	—	—	—	569
Net loss	—	—	—	—	—	(13,603)	—	(13,603)
Other comprehensive income	—	—	—	—	—	—	27	27
Balance - June 30, 2019	$—	$14	$—	$618,403	$(1,287)	$(33,350)	$366	$584,146
Interest on management notes receivable	—	—	—	—	(23)	—	—	(23)
Repayment of management notes receivable	—	—	—	—	1,310	—	—	1,310
Purchase of BioScrip, Inc.	—	4	—	387,040	—	—	—	387,044
Stock-based incentive compensation	—	—	—	2,745	—	—	—	2,745
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	(2,399)	(98)	—	—	—	(2,497)
Net loss	—	—	—	—	—	(42,794)	—	(42,794)
Other comprehensive loss	—	—	—	—	—	—	(8,249)	(8,249)
Balance - September 30, 2019	$—	$18	$(2,399)	$1,008,090	$—	$(76,144)	$(7,883)	$921,682

Balance - December 31, 2019	$—	$18	$(2,403)	$1,008,362	$—	$(91,955)	$(7,195)	$906,827
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	—	(549)	—	—	—	(549)
Stock-based incentive compensation	—	—	—	757	—	—	—	757
Net loss	—	—	—	—	—	(19,910)	—	(19,910)
Other comprehensive loss	—	—	—	—	—	—	(16,632)	(16,632)
Balance - March 31, 2020	$—	$18	$(2,403)	$1,008,570	$—	$(111,865)	$(23,827)	$870,493
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	—	(96)	—	—	—	(96)
Stock-based incentive compensation	—	—	—	661	—	—	—	661
Net loss	—	—	—	—	—	(7,668)	—	(7,668)
Other comprehensive income	—	—	—	—	—	—	4,576	4,576
Balance - June 30, 2020	$—	$18	$(2,403)	$1,009,135	$—	$(119,533)	$(19,251)	$867,966
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	—	(259)	—	—	—	(259)
Stock-based incentive compensation	—	—	—	1,170	—	—	—	1,170
Net proceeds from the issuance of common stock	—	1	—	118,933	—	—	—	118,934
Net income	—	—	—	—	—	1,663	—	1,663
Other comprehensive income	—	—	—	—	—	—	4,022	4,022
Balance - September 30, 2020	$—	$19	$(2,403)	$1,128,979	$—	$(117,870)	$(15,229)	$993,496
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
Under the terms of the Merger Agreement, shares of HC II common stock issued and outstanding immediately prior to the Merger Date were converted into 135,565,392 shares of BioScrip common stock, par value $0.0001 (the “BioScrip common stock”). BioScrip also issued an additional 7,048,357 shares to HC I in respect of certain outstanding unvested contingent restricted stock units of BioScrip, which are held in escrow to prevent dilution related to potential additional vesting on certain share-based instruments. See Note 15, Stockholders’ Equity, for additional discussion of these shares held in escrow. In conjunction with the Merger, holders of BioScrip preferred shares and certain warrants received 864,603 additional shares of BioScrip common stock and preferred shares were repurchased for $125.8 million of cash. In addition, all legacy BioScrip debt was settled for $575.0 million. As a result of the Merger, BioScrip’s stockholders held approximately 19.3% of the combined company, and HC I held approximately 80.7% of the combined company. Following the close of the transaction, BioScrip was rebranded as Option Care Health, Inc. (“Option Care Health”, or the “Company”). The combined company’s stock is listed on the Nasdaq Global Select Market as of September 30, 2020. See Note 3, Business Acquisitions, for further discussion of the Merger.
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 102 full service pharmacies. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services.
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
In April 2020, the Company received $11.7 million in Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) grant funds from the federal government, which was reflected in the second quarter as a cash inflow from financing activities within other financing cash flows in the unaudited condensed consolidated statements of cash flows. During the third quarter, the Company returned the funds as unused to the federal government, which was reflected as a cash outflow from financing activities within other financing cash flows in the unaudited condensed consolidated statements of cash flows.
Equity Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the balance of the investments were $16.6 million and $17.0 million, respectively. The investments are increased to reflect the Company’s capital contributions and equity in earning of the investees. The investments are decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees are recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). The Company’s proportionate share of earnings was $0.8 million and $2.4 million for the three and nine months ended September 30, 2020. The Company’s proportionate share of earnings was $0.8 million and $2.0 million for the three and nine months ended September 30, 2019. Distributions from the investees are treated as cash inflows from operating activities within other adjustments in the unaudited condensed consolidated statements of cash flows. During the three and nine months ended September 30, 2020, the Company received distributions from the investees of $2.3 million and $2.8 million, respectively. During the three and nine months ended September 30, 2019, the Company received distributions from the investees of $0.5 million and $0.5 million, respectively. See Footnote 16, Related-Party Transactions, for discussion of related-party transactions with these investees.
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 16% and 15% for the three and nine months ended September 30, 2020. Revenue related to the Company’s largest payer was approximately 15% and 13% for the three and nine months ended September 30, 2019, respectively. In December 2019, the Company renewed and expanded its multi-year contract with this payer. The contract renewal was effective in February 2020 for a two-year term and auto-renews at the end of that term. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three and nine months ended September 30, 2020, approximately 16% and 14%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. For the three and nine months ended September 30, 2019, approximately 13% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of September 30, 2020 and December 31, 2019, respectively, approximately 13% and 12%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
The Company does not require its patients nor other payers to carry collateral for any amounts owed for goods or services provided. Other than as discussed above, concentration of credit risk relating to trade accounts receivable is limited due to the Company’s diversity of patients and payers. Further, the Company generally does not provide charity care.
For the three and nine months ended September 30, 2020, approximately 71% and 72%, respectively, of the Company’s pharmaceutical and medical supply purchases were from three vendors. For the three and nine months ended September 30, 2019, approximately 69% and 72%, respectively, of the Company’s pharmaceutical and medical supply purchases were from three vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results. Although there is uncertainty regarding the COVID-19 pandemic, as of September 30, 2020 the Company has been able to maintain adequate levels of supplies and pharmaceuticals to support its operations.

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
(1) These shares were not adjusted for the one share for four share reverse stock split effective on February 3, 2020. See Note 15, Stockholders’ Equity, for further discussion of the one share for four share reverse stock split.
Cash paid in conjunction with the Merger includes payments made for settlement of $575.0 million in legacy BioScrip debt, $125.8 million in existing BioScrip preferred shares, and $14.1 million in legacy BioScrip success-based fees owed to third-party advisors. HC II financed these payments primarily through cash on hand and debt financing.

The Company's allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed, net of cash acquired, in the Merger is as follows (in thousands):

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
Assuming BioScrip had been acquired as of January 1, 2018, and the results of BioScrip had been included in operations beginning on January 1, 2018, the unaudited pro forma results of operations for the three and nine months ended September 30, 2019 were net revenue of $690.4 million and $2,034.6 million, respectively, and net loss of $18.7 million and $54.2 million, respectively. The pro forma net loss adjusts for the effect of fair value adjustments related to the Merger, transaction costs and other non-recurring costs directly attributable to the Merger and the impact of the additional debt to finance the Merger. Unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the Merger been completed on the date indicated or the future operating results.

4. REVENUE
The following table sets forth the net revenue earned by category of payer for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commercial payers	$644,385	$525,927	$1,893,105	$1,373,481
Government payers	127,435	80,280	308,830	194,875
Patients	9,789	9,673	25,962	21,282
Net revenue	$781,609	$615,880	$2,227,897	$1,589,638
5. INCOME TAXES
During the three and nine months ended September 30, 2020, the Company recorded tax expense of $0.8 million and $2.3 million, respectively, which represents an effective tax rate of 31.3% and (9.6)%, respectively. During the three and nine months ended September 30, 2019 the Company recorded a tax expense (benefit) of $3.6 million and $(3.3) million, respectively, which represents an effective tax rate of (9.1)% and 5.2%, respectively.
The Company maintains a full valuation allowance against all of its net U.S. federal and state deferred tax assets with the exception of $0.6 million of estimated state net operating losses (“NOL”). In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities, including the effect in available carryback and carryforward periods, projected taxable income and tax-planning strategies, in making this assessment. On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated.
Based on the Company’s full valuation allowance, as noted above, the Company’s tax expense for the three and nine months ended September 30, 2020 of $0.8 million and $2.3 million consists of quarterly tax liabilities attributable to specific state taxing authorities as well as recognized deferred tax expense.
The Company recorded no income tax expense or benefit for the three or nine months ended September 30, 2020 and 2019 associated with the tax provisions of the CARES Act.

6. EARNINGS (LOSS) PER SHARE
The Company presents basic and diluted earnings (loss) per share for its common stock. Basic earnings (loss) per share is calculated by dividing the net income (loss) of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is determined by adjusting the profit or loss and the weighted average number of shares of common stock outstanding for the effects of all potentially dilutive securities.
As a result of the Merger, which has been accounted for as a reverse merger, all historical per share data and number of shares and equity awards were retroactively adjusted. The earnings (loss) is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the three months ended September 30, 2020 includes the effect of shares that would be issued in connection with warrants, stock options and restricted stock awards, as these common stock equivalents are dilutive to the earnings per share recorded in the quarter. The computation of diluted shares for the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019 excludes the effect of these common stock equivalents as their inclusion would be anti-dilutive to the loss per share recorded in those periods. As of September 30, 2020 there were 2,328,120 warrants, 424,878 stock options and 600,483 restricted stock awards outstanding that were excluded from the calculation of earnings (loss) per share for the nine months ended September 30, 2020 as they would be anti-dilutive. As of September 30, 2019, there were 2,987,336 warrants, 657,846 stock options and 109,905 restricted stock awards outstanding that were excluded from the calculation of earnings (loss) per share for the three and nine months ended September 30, 2019 as they would be anti-dilutive.
The following table presents the Company’s basic earnings (loss) per share and shares outstanding (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$1,663	$(42,794)	$(25,915)	$(60,109)
Denominator:
Weighted average number of common shares outstanding	184,232	162,894	179,220	149,448
Earnings (loss) per common share:
Earnings (loss) per common share, basic	$0.01	$(0.26)	$(0.14)	$(0.40)
The following table presents the Company’s diluted earnings (loss) per share and shares outstanding (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$1,663	$(42,794)	$(25,915)	$(60,109)
Denominator:
Weighted average number of common shares outstanding	184,232	162,894	179,220	149,448
Effect of dilutive securities	590	—	—	—
Weighted average number of common shares outstanding, diluted	184,822	162,894	179,220	149,448
Earnings (loss) per common share:
Earnings (loss) per common share, diluted	$0.01	$(0.26)	$(0.14)	$(0.40)

7. LEASES
During the three and nine months ended September 30, 2020, the Company incurred operating lease expenses of $7.6 million and $23.0 million, respectively, including short-term lease expense, which were included as a component of selling, general and administrative expense in the unaudited condensed consolidated statements of comprehensive income (loss). During the three and nine months ended September 30, 2019, the Company incurred operating lease expense of $7.4 million and $21.5 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income (loss). As of September 30, 2020, the weighted-average remaining lease term was 6.8 years and the weighted-average discount rate was 5.30%.
Operating leases mature as follows (in thousands):

Fiscal Year Ending December 31,	Minimum Payments
2020	$8,688
2021	22,799
2022	17,417
2023	13,698
2024	10,177
Thereafter	36,473
Total lease payments	$109,252
Less: Interest	22,529
Present value of lease liabilities	$86,723
During the three and nine months ended September 30, 2019, the Company did not enter into any significant new operating or financing leases. During the three and nine months ended September 30, 2020, the Company commenced new leases, extensions and amendments, resulting in non-cash investing and financing activities in the unaudited condensed consolidated statements of cash flow of $20.1 million related to increases in the operating lease right-of-use asset and operating lease liabilities, respectively. As of September 30, 2020, the Company did not have any significant operating or financing leases that had not yet commenced.

8. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Infusion pumps	$33,368	$30,416
Equipment, furniture and other	49,931	51,454
Leasehold improvements	79,828	80,916
Computer software, purchased and internally developed	36,567	34,884
Assets under development	7,284	14,150
	206,978	211,820
Less: accumulated depreciation	93,961	78,622
Property and equipment, net	$113,017	$133,198
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income (loss), depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense in cost of revenue	$1,643	$1,384	$5,161	$2,855
Depreciation expense in operating expenses	7,814	8,522	28,546	18,849
Total depreciation expense	$9,457	$9,906	$33,707	$21,704

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill consists of the following activity for the three and nine months ended September 30, 2020 (in thousands):

Balance at December 31, 2019	$1,425,542
Purchase accounting adjustments	2,341
Balance at March 31, 2020	$1,427,883
Purchase accounting adjustments	727
Balance at June 30, 2020	$1,428,610
Changes	—
Balance at September 30, 2020	$1,428,610
Changes in the carrying amount of goodwill consists of the following activity for the three and nine months ended September 30, 2019 (in thousands):

Balance at December 31, 2018	$632,469
Changes	—
Balance at March 31, 2019	$632,469
Changes	—
Balance at June 30, 2019	$632,469
Acquisitions	786,904
Balance at September 30, 2019	$1,419,373
The carrying amount and accumulated amortization of intangible assets consists of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Gross intangible assets:
Referral sources	$438,121	$438,121
Trademarks/names	44,536	44,536
Other amortizable intangible assets	402	402
Total gross intangible assets	483,059	483,059

Accumulated amortization:
Referral sources	(103,947)	(84,295)
Trademarks/names	(19,046)	(12,748)
Other amortizable intangible assets	(300)	(106)
Total accumulated amortization	(123,293)	(97,149)
Total intangible assets, net	$359,766	$385,910
Amortization expense for intangible assets was $8.8 million and $26.3 million for the three and nine months ended September 30, 2020, respectively. Amortization expense for intangible assets was $7.5 million and $17.3 million for the three and nine months ended September 30, 2019, respectively.

10. INDEBTEDNESS
Long-term debt consisted of the following as of September 30, 2020 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL facility	$—	$—	$—	$—
First lien term loan	918,063	(7,546)	(20,506)	890,011
Second lien notes	294,781	(7,590)	(5,116)	282,075
	$1,212,844	$(15,136)	$(25,622)	1,172,086
Less: current portion				(9,250)
Total long-term debt				$1,162,836
Long-term debt consisted of the following as of December 31, 2019 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL facility	$—	$—	$—	$—
First lien term loan	925,000	(8,399)	(22,825)	893,776
Second lien notes	412,256	(11,672)	(7,864)	392,720
	$1,337,256	$(20,071)	$(30,689)	1,286,496
Less: current portion				(9,250)
Total long-term debt				$1,277,246
The interest rate on the first lien term loan was 4.65% and 6.20% as of September 30, 2020 and December 31, 2019, respectively. The weighted average interest rate incurred on the first lien term loan was 4.67% and 5.29% for the three and nine months ended September 30, 2020. The weighted average interest rate incurred on the first lien term loan was 6.67% for the period August 6, 2019 through September 30, 2019. The weighted average interest rate incurred on the previous first lien term loan was 6.06% and 6.20% for the three and nine months ended September 30, 2019, respectively, prior to the retirement of the previous credit facilities on August 6, 2019. The interest rate on the second lien notes was 9.00% and 10.66% as of September 30, 2020 and December 31, 2019, respectively. The weighted average interest incurred on the second lien notes was 9.51% and 10.17% for the three and nine months ended September 30, 2020. The weighted average interest rate incurred on the second lien notes was 10.89% for the period August 6, 2019 through September 30, 2019. The weighted average interest incurred on the previous second lien term loan was 11.02% and 11.36% for the three and nine months ended September 30, 2019, respectively, prior to the retirement of the previous credit facilities on August 6, 2019.
The Company elected to pay-in-kind (“PIK”) the quarterly interest payment due in August 2020 for the second lien notes, which resulted in the Company capitalizing $7.5 million in interest expense to the principal balance of the second lien term loan on the interest payment date. In connection with the PIK election, the Company was charged an additional 1.00% in interest expense during the quarterly interest period.
During the three months ended September 30, 2020, the Company completed a public offering of stock for net proceeds of $118.9 million. Those proceeds, along with additional cash on hand, were used to prepay $125.0 million of the second lien notes, which is reflected as a cash outflow from financing activities in the Company’s unaudited condensed consolidated statements of cash flows. The Company recognized a loss on extinguishment of debt of $8.3 million, of which $2.5 million related to a prepayment penalty and $5.8 million related to deferred financing fees, which were written off upon extinguishment. The $2.5 million prepayment penalty was reflected as a cash outflow from financing activities in the unaudited condensed consolidated statements of cash flows. See Note 15, Stockholders’ Equity, for further discussion of the public offering.

Long-term debt matures as follows (in thousands):

Year Ending December 31,	Minimum Payments
2020	$2,313
2021	9,250
2022	9,250
2023	9,250
2024	9,250
Thereafter	1,173,531
Total	1,212,844

During the three and nine months ended September 30, 2020 and 2019, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 11, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of September 30, 2020 (in thousands):

Financial Instrument	Carrying Value as of September 30, 2020	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien term loan	$890,011	$—	$905,485	$—
Second lien notes	282,075	—	—	321,172
Total debt instruments	$1,172,086	$—	$905,485	$321,172
The following table sets forth the changes in Level 3 measurements for the three and nine months ended September 30, 2020 (in thousands):

Level 3 Measurements
Second lien notes fair value as of January 1, 2020	$411,119
Change in fair value	(71,748)
Second lien notes fair value as of March 31, 2020	$339,371
Change in fair value	78,539
Second lien notes fair value as of June 30, 2020	$417,910
Interest rate PIK	7,525
Principal prepayment	(125,000)
Change in fair value	20,737
Second lien notes fair value as of September 30, 2020	$321,172
See Note 12, Fair Value Measurements, for further discussion.

11. DERIVATIVE INSTRUMENTS
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
In August 2019, the Company entered into interest rate swap agreements that reduce the variability in the interest rates on the newly-issued debt obligations following the Merger with BioScrip. The first interest rate swap for $925.0 million notional was effective in August 2019 with $911.1 million designated as a cash flow hedge against the underlying interest rate on the first lien term loan interest payments indexed to one-month London Interbank Offered Rate (“LIBOR”) through August 2021. The remaining $13.9 million notional amount of the interest rate swap is not designated as a hedging instrument. The second interest rate swap of $400.0 million notional was effective in November 2019 and is designated as a cash flow hedge against the underlying interest rate on the second lien notes interest payments indexed to three-month LIBOR through November 2020.
In May 2020, the Company elected to PIK the second lien note’s quarterly interest payment due in August 2020. Upon making the PIK election, the Company determined that the hedged interest payment would no longer occur, resulting in an ineffective hedge, so the Company discontinued hedge accounting on its $400.0 million notional interest rate swap. As a result, the Company reclassified accumulated comprehensive loss of $3.7 million to interest expense, net in the unaudited condensed consolidated statements of comprehensive income (loss). The gains and losses associated with the $400.0 million notional swap will be recognized in net income (loss) through interest expense until the swap expires in November 2020. See Note 10, Indebtedness, for further discussion of the PIK. In accordance with ASU 2017-12, Targeted Improvements to Accounting for Hedges, the Company has determined that the $911.1 million designated cash flow hedge is perfectly effective.
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair value - Derivatives in liability position
Derivative	Balance Sheet Caption	September 30, 2020	December 31, 2019
Interest rate swaps designated as cash flow hedges	Accrued expenses and other current liabilities	$15,229	$1,275
Interest rate swaps not designated as cash flow hedges	Accrued expenses and other current liabilities	2,117	—
Interest rate swaps designated as cash flow hedges	Other non-current liabilities	—	5,920
Interest rate swaps not designated as cash flow hedges	Other non-current liabilities	—	90
Total derivatives		$17,346	$7,285

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	2020	2019	2020	2019
Interest rate caps designated as cash flow hedges	$—	$(398)	$—	$(1,103)
Interest rate swaps designated as cash flow hedges	4,022	(7,883)	(11,780)	(7,883)
Interest rate swaps that discontinued hedge accounting	—	—	3,746	—
	$4,022	$(8,281)	$(8,034)	$(8,986)
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s unaudited condensed consolidated statement of comprehensive income (loss) related to the Company’s derivative instruments (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	Income Statement Caption	2020	2019	2020	2019
Interest rate caps designated as cash flow hedges	Interest expense	$—	$269	$—	$(125)
Interest rate swaps designated as cash flow hedges	Interest expense	(4,152)	129	(8,604)	129
Interest rate swaps not designated as hedges	Interest expense	(41)	(118)	(32)	(118)
Interest rate swaps that discontinued hedge accounting	Interest expense	—	—	(3,746)	—
		$(4,193)	$280	$(12,382)	$(114)
The Company expects to reclassify $13.9 million of total interest rate costs from accumulated other comprehensive loss against interest expense during the next 12 months.

12. FAIR VALUE MEASUREMENTS
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
First lien term loan: The fair value of the first lien term loan is derived from a broker quote on the loans in the syndication (Level 2 inputs). See Note 10, Indebtedness, for further discussion of the carrying amount and fair value of the first lien term loan.
Second lien notes: The fair value of the second lien notes is derived from a cash flow model that discounted the cash flows based on market interest rates (Level 3 inputs). See Note 10, Indebtedness, for further discussion of the carrying amount and fair value of the second lien notes.
Interest rate swaps: The fair values of interest rate swaps are derived from the interest rates prevalent in the market and future expectations of those interest rates (Level 2 inputs). The Company determines the fair value of the investments based on quoted prices from third-party brokers. See Note 11, Derivative Instruments, for further discussion of the fair value of interest rate swaps.
There were no other assets or liabilities measured at fair value at September 30, 2020 and December 31, 2019.
13. COMMITMENTS AND CONTINGENCIES
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

14. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by the BioScrip stockholders on May 3, 2018, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors. The 2018 plan is administered by the Company’s Compensation Committee, a standing committee of the Board of Directors. A total of 4,101,735 shares of common stock were initially authorized for issuance under the 2018 Plan. The Company had stock options and restricted stock outstanding related to the 2018 Plan as of September 30, 2020. As of September 30, 2020, the Company also had incentive units outstanding related to the HC I equity incentive plan, which was implemented in October 2015, for certain officers and employees of the Company. During the three and nine months ended September 30, 2020, total stock-based incentive compensation expense recognized by the Company related to these plans was $1.2 million and $2.6 million, respectively. During the three and nine months ended September 30, 2019, total stock-based incentive compensation expense recognized by the Company related to these plans was $2.7 million and $3.9 million, respectively.
15. STOCKHOLDERS’ EQUITY
On January 3, 2020, the Company’s board of directors and HC I, the stockholder of a majority of the Company’s common stock, approved a reverse stock split of the Company’s issued and outstanding common stock on a one share for four share basis and appropriately amended the Company’s Third Amended and Restated Certificate of Incorporation to reflect the change. On February 3, 2020, the reverse stock split became effective. In connection with the reverse stock split, the Company changed its ticker symbol from “BIOS” to “OPCH” and transferred the Company’s common stock from the Nasdaq Capital Market to the Nasdaq Global Select Market. The par value of the Company’s common stock remained unchanged as a result of the reverse stock split, resulting in a decrease to the aggregate par value of common stock and corresponding increase to paid-in capital in the Company’s unaudited condensed consolidated financial statements, which was retrospectively applied to all periods presented in the unaudited condensed consolidated financial statements. All common shares, warrants and stock awards presented in the unaudited condensed consolidated financial statements have been retrospectively adjusted for the reverse stock split. During the three months ended September 30, 2020, the Company completed a public offering of 20,700,000 shares of the Company’s common stock at a price of $12.50 per share, consisting of 10,000,000 shares of common stock issued and sold by the Company and 10,700,000 shares of common stock sold by HC I. Following the public offering, HC I holds approximately 70.6% of the common stock of the Company. The Company received net proceeds from the offering of $118.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company used the proceeds from the offering, along with additional cash on hand, to repay $125.0 million on the principal balance of its second lien notes outstanding. See Note 10, Indebtedness, for further discussion of the repayment of the second lien note.
2017 Warrants — During the three and nine months ended September 30, 2020, warrant holders did not elect to exercise any warrants to purchase shares of common stock. During the three and nine months ended September 30, 2019, warrant holders did not elect to exercise any warrants to purchase shares of common stock. No warrants existed in 2019 prior to the Merger. As of September 30, 2020 and December 31, 2019, the remaining warrant holders are entitled to purchase 1.4 million shares of common stock, respectively.
2015 Warrants — During the three and nine months ended September 30, 2020, warrant holders did not elect to exercise any warrants to purchase shares of common stock. During the three and nine months ended September 30, 2019, warrant holders did not elect to exercise any warrants to purchase shares of common stock. No warrants existed in 2019 prior to the Merger. As of September 30, 2020 and December 31, 2019, warrant holders are entitled to purchase 0.9 million shares of common stock, respectively.
Home Solutions Restricted Stock — In conjunction with BioScrip’s 2016 acquisition of Home Solutions, Inc., 1.8 million restricted shares of common stock were issued, of which 0.8 million of these units vest upon the closing price of the Company’s common stock averaging at or above $16.00 per share over 20 consecutive trading days prior to December 31, 2019 and 1.0 million of these units vest upon the closing price of the Company’s common stock averaging at or above $20.00 per share over 20 consecutive trading days prior to December 31, 2019. The restricted stock expired on December 31, 2019. As discussed in Note 1, Nature of Operations and Presentation of Financial Statements, 7,048,357 common shares issued to HC I in conjunction with the Merger are held in escrow to prevent dilution related to the vesting of the Home Solutions restricted stock. In the event the Home Solutions restricted stock expires unvested, the 7,048,357 common shares held in escrow will be returned to the Company and canceled. As of September 30, 2020, the Home Solutions restricted stock remained in escrow pending final resolution of this matter.

16. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $0.8 million and $2.1 million for the three and nine months ended September 30, 2020, respectively. The Company recorded management fee income of $0.6 million and $1.8 million for the three and nine months ended September 30, 2019, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).
The Company had amounts due from its joint ventures of $1.8 million as of September 30, 2020. This receivable was included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. The Company also had amounts due to its joint ventures of $4.3 million as of December 31, 2019. This payable was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.
17. SUBSEQUENT EVENTS
The Company has evaluated whether any subsequent events occurred since September 30, 2020, and noted the following subsequent event:
In October 2020, the Company increased the borrowing capacity of its ABL facility from $150.0 million to $175.0 million, with net borrowings available of $165.4 million due to the Company’s $9.6 million of undrawn letters of credit issued and outstanding. In conjunction with the increase in borrowing capacity, the terms of the ABL facility were amended to call for monthly interest payments to be charged at the greater of 0.25% or LIBOR, plus 1.25% to 1.75%, depending on the historical excess availability as a percentage of the line cap, as defined in the ABL facility agreement. No other terms of the ABL facility were amended. The Company incurred bank and legal fees of approximately $0.1 million, which will be capitalized and amortized over the remaining term of the ABL facility.

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
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 146 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists, work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, bleeding disorder therapies, immunoglobulin therapy, and other therapies for chronic and acute conditions.
HC Group Holdings II, Inc. (“HC II”) was incorporated under the laws of the State of Delaware on January 7, 2015, with its sole shareholder being HC Group Holdings I, LLC. (“HC I”). On April 7, 2015, HC I and HC II collectively acquired Walgreens Infusion Services, Inc. and its subsidiaries from Walgreen Co., and the business was rebranded as Option Care, Inc. (“Option Care”).
On March 14, 2019, HC I and HC II entered into a definitive agreement (the “Merger Agreement”) to merge with and into a wholly-owned subsidiary of BioScrip, Inc. (“BioScrip”) (the “Merger”), a national provider of infusion and home care management solutions, which was completed on August 6, 2019 (the “Merger Date”). The Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations with Option Care being considered the accounting acquirer and BioScrip being considered the legal acquirer. Following the close of the transaction, BioScrip was rebranded as Option Care Health, Inc. and the combined company’s stock, par value $0.0001, was listed on the Nasdaq Global Select Market as of September 30, 2020. See Note 3, Business Acquisitions, of the unaudited condensed consolidated financial statements for further discussion of the Merger.

Update on the Impact of the COVID-19 Pandemic
The primary operations of the Company focus on providing infusion therapy services and based on the recent impact of the pandemic across the healthcare ecosystem, the Company began experiencing a related impact across a number of facets beginning in March 2020.
The third quarter of 2020 results reflect the Company’s continued efforts to accelerate growth and drive merger-related cost savings offset by the detrimental impact of the COVID-19 pandemic. The Company relies upon patient referrals from multiple sources, including but not limited to patients discharged from acute care settings (e.g., hospitals) and patients requiring treatment for chronic conditions from specialty physicians. As expected, the pandemic has negatively affected new patient referrals for both acute and chronic conditions; however, the Company did experience an increase in patient transfers from hospital and outpatient settings which positively affected revenues. For the third quarter of 2020, the revenue results reflect flat acute revenues relative to the prior year while chronic revenue grew in the mid teens. Option Care Health continues to collaborate with payers and health systems to transition patients into the home or one of our alternate treatment sites to receive vital infusion therapy.
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
In delivering infusion therapy, the Company’s clinical personnel regularly utilize personal protection equipment (“PPE”) and ancillary medical supplies as dictated by the Company’s clinical protocols. Based on the increased demand for PPE, the Company has experienced challenges in procuring necessary PPE to ensure the safety of its personnel and the patients served in the form of higher costs for PPE as well as increased effort and resources dedicated to procurement activities. To date, the Company has maintained adequate levels of PPE to support its operations, albeit at higher procurement costs.
The Company experienced cost inefficiencies in the third quarter with respect to clinical labor and other staffing challenges, as well as higher costs to procure personal protection equipment. Offsetting the negative impacts resulting from the COVID-19 pandemic, the Company managed spending and accelerated many integration-related initiatives as discussed below. Further, to date, the Company experienced no material deceleration in cash collections and collaboration with payers continues to be productive. The Company anticipates that the pandemic could affect its operations for an extended period; however, at this time cannot confidently forecast the duration nor the ultimate financial impact on its operations. See Item 1A. “Risk Factors” under the caption “The COVID-19 pandemic could adversely impact our business, results of operations, cash flows and financial position” for further discussion of risks.
In April 2020, the Company received approximately $11.7 million from the Public Health and Social Services Emergency Fund as part of the Coronavirus Aid, Relief, and Economics Security Act (“CARES Act”). The $11.7 million was reflected in the second quarter 2020 as a cash inflow from financing activities. Given the Company’s ability to largely offset the cost inefficiencies experienced from the COVID-19 pandemic with spending reductions and accelerated integration net cost synergies, the Company returned these CARES Act funds to the federal government during the third quarter of 2020. This was reflected as a cash outflow from financing activities during the third quarter of 2020.

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
Since the Merger, we have worked to align our field and sales teams. We have also made strides at combining our procurement process and contracts, all while continuing to focus on serving our patients. Patient health is personal to us, which is why, throughout the integration process, we strive to improve and set the standard for quality care that is matched by best-in-class service. After completion of the Merger, we have additional resources to invest in our people, process and systems, providing us improved strength and scale to drive better patient outcomes. The Company accelerated its integration activities during the second quarter of 2020 to offset the negative impacts resulting from COVID-19 pandemic, and as a result we fully achieved the articulated goal of at least $60.0 million in net cost synergies. We continue to pursue further integration efforts, and ultimately expect to exceed the net cost synergy goal.
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

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three and nine months ended September 30, 2020 and 2019. The BioScrip results have been included since the August 6, 2019 Merger Date.
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
Income Tax Expense (Benefit). The Company is subject to taxation in the United States and various states. The Company’s income tax expense (benefit) is reflective of the current federal and state tax rates.
Change in unrealized gains (losses) on cash flow hedges, net of income taxe expense (benefit). Change in unrealized gains (losses) on cash flow hedges, net of income taxes, consists of the gains and losses associated with the changes in the fair value of derivatives designated as hedging instruments related to the interest rate caps and interest rate swaps, net of income taxes.

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020 (unaudited)		2019 (unaudited)		2020 (unaudited)		2019 (unaudited)
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$781,609	100.0%	$615,880	100.0%	$2,227,897	100.0%	$1,589,638	100.0%
COST OF REVENUE	607,456	77.7%	478,107	77.6%	1,729,395	77.6%	1,252,281	78.8%
GROSS PROFIT	174,153	22.3%	137,773	22.4%	498,502	22.4%	337,357	21.2%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	123,000	15.7%	133,475	21.7%	377,198	16.9%	315,815	19.9%
Depreciation and amortization expense	16,597	2.1%	16,023	2.6%	54,892	2.5%	36,142	2.3%
Total operating expenses	139,597	17.9%	149,498	24.3%	432,090	19.4%	351,957	22.1%
OPERATING INCOME (LOSS)	34,556	4.4%	(11,725)	(1.9)%	66,412	3.0%	(14,600)	(0.9)%

OTHER INCOME (EXPENSE):
Interest expense, net	(24,583)	(3.1)%	(21,509)	(3.5)%	(84,102)	(3.8)%	(44,117)	(2.8)%
Equity in earnings of joint ventures	790	0.1%	826	0.1%	2,364	0.1%	2,018	0.1%
Other, net	(8,344)	(1.1)%	(6,810)	(1.1)%	(8,322)	(0.4)%	(6,679)	(0.4)%
Total other expense	(32,137)	(4.1)%	(27,493)	(4.5)%	(90,060)	(4.0)%	(48,778)	(3.1)%

INCOME (LOSS) BEFORE INCOME TAXES	2,419	0.3%	(39,218)	(6.4)%	(23,648)	(1.1)%	(63,378)	(4.0)%
INCOME TAX EXPENSE (BENEFIT)	756	0.1%	3,576	0.6%	2,267	0.1%	(3,269)	(0.2)%
NET INCOME (LOSS)	$1,663	0.2%	$(42,794)	(6.9)%	$(25,915)	(1.2)%	$(60,109)	(3.8)%

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gains (losses) on cash flow hedges, net of income tax expense (benefit) of $0, $32, $0 and $259, respectively	4,022	0.5%	(8,249)	(1.3)%	(8,034)	(0.4)%	(8,727)	(0.5)%
OTHER COMPREHENSIVE INCOME (LOSS)	4,022	0.5%	(8,249)	(1.3)%	(8,034)	(0.4)%	(8,727)	(0.5)%
NET COMPREHENSIVE INCOME (LOSS)	$5,685	0.7%	$(51,043)	(8.3)%	$(33,949)	(1.5)%	$(68,836)	(4.3)%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three month periods ended September 30, 2020 and September 30, 2019.
Gross Profit

	Three Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net revenue	$781,609	$615,880	$165,729	26.9%
Cost of revenue	607,456	478,107	129,349	27.1%
Gross profit	$174,153	$137,773	$36,380	26.4%
Gross profit margin	22.3%	22.4%
The increase in net revenue was primarily driven by additional revenue following the Merger, as the prior year included the results of BioScrip from the Merger Date, along with organic growth in the Company’s portfolio of therapies. The increase in cost of revenue was driven by the impact of the Merger and revenue growth. The increase in gross profit was primarily related to contribution margin from additional revenue from the Merger. The slight decline in gross margin percentage was primarily driven by the positive impact from the merger integration net cost synergies, offset by the incremental wage costs and personal protective equipment costs related to the COVID-19 pandemic.
Operating Expenses

	Three Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$123,000	$133,475	$(10,475)	(7.8)%
Depreciation and amortization expense	16,597	16,023	574	3.6%
Total operating expenses	$139,597	$149,498	$(9,901)	(6.6)%
Selling, general and administrative expenses for the three months ended September 30, 2019 included $21.2 million of transaction and integration expenses related to the Merger. No similar expenses were incurred for the three months ended September 30, 2020. Selling, general and administrative expenses decreased as a percentage of revenue to 15.7% for the three months ended September 30, 2020 as compared to 21.7% for the three months ended September 30, 2019 due to the prior year transaction and integration expenses along with realization of net cost synergies achieved related to the Merger.
The increase in depreciation and amortization was primarily related to the depreciation of additional investments in our pharmacies and infrastructure.

Other Income (Expense)

	Three Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Interest expense, net	$(24,583)	$(21,509)	$(3,074)	14.3%
Equity in earnings of joint ventures	790	826	(36)	(4.4)%
Other, net	(8,344)	(6,810)	(1,534)	22.5%
Total other expense	$(32,137)	$(27,493)	$(4,644)	16.9%
The increase in interest expense was primarily attributable to the interest expense on the new debt issued in conjunction with the Merger, as the prior year included interest expense on the new debt from the Merger Date, partially offset by the savings from the $125.0 million repayment of principal on the second lien notes in the third quarter of 2020. See Note 10, Indebtedness, of the unaudited condensed consolidated financial statements.
The increase in other, net relates to the loss on extinguishment of debt of $8.3 million incurred in the third quarter of 2020 in conjunction with the $125.0 million repayment of principal on the second lien notes.
Income Tax Expense (Benefit)

	Three Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Income tax expense (benefit)	$756	$3,576	$(2,820)	(78.9)%
The Company maintains a full valuation allowance, established at the time of Merger, against all of its net U.S. federal and state deferred tax assets with the exception of approximately $0.6 million of estimated state net operating losses (“NOL”). Because of the Company’s full valuation allowance, the Company’s tax expense for the three months ended September 30, 2020 only consists of quarterly tax liabilities attributable to separate company state tax returns as well as recognized deferred tax expense. These tax expense items resulted in an effective tax rate of 31.3% during the three months ended September 30, 2020. During the three months ended September 30, 2019, the effective tax rate was negative 9.1%. The variance in the year-over-year effective tax rates is primarily attributable to the valuation allowance established by the Company at the time of the Merger. The quarterly tax rates of both periods differ from the Company’s 21% federal statutory rate primarily due to changes in valuation allowance, certain state and local taxes, non-deductible costs and resolution of certain tax matters.

Net Income (Loss) and Other Comprehensive Income (Loss)

	Three Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net income (loss)	$1,663	$(42,794)	$44,457	(103.9)%
Other comprehensive income (loss), net of tax:
Changes in unrealized gains (losses) on cash flow hedges, net of income taxes	4,022	(8,249)	12,271	(148.8)%
Other comprehensive income (loss)	4,022	(8,249)	12,271	(148.8)%
Net comprehensive income (loss)	$5,685	$(51,043)	$56,728	(111.1)%
The change in net income (loss) was primarily attributed to contribution margin from additional revenue related to the Merger and integration savings that resulted in total operating expenses decreasing as a percentage of revenue. The prior year net loss included transaction-related expenses incurred in conjunction with the Merger.
The change in unrealized gains (losses) on cash flow hedges, net of income taxes, primarily related to the increase in fair value on the $925.0 million notional swap. The change in unrealized loss for the three months ended September 30, 2019 related to decreases in variable interest rates, resulting in a corresponding liability on the fair value of the interest rate swaps.
Net comprehensive income was $5.7 million for the three months ended September 30, 2020, compared to net comprehensive loss of $51.0 million for the three months ended September 30, 2019, as a result of the changes in net income (loss), discussed above, along with the impact of the interest rate swaps.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following tables present selected consolidated comparative results of operations from the Company’s unaudited condensed consolidated financial statements for the nine month periods ended September 30, 2020 and September 30, 2019.
Gross Profit

	Nine Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net revenue	$2,227,897	$1,589,638	$638,259	40.2%
Cost of revenue	1,729,395	1,252,281	$477,114	38.1%
Gross profit	498,502	337,357	$161,145	47.8%
Gross profit margin	22.4%	21.2%
The increase in net revenue was primarily driven by additional revenue following the Merger as well as growth in the Company’s portfolio of therapies. The increase in cost of revenue was driven by the impact of the Merger and organic growth. The increase in gross profit was primarily related to contribution margin from additional revenue from the Merger. The increase in gross margin percentage was primarily driven by the positive impact from the merger integration net cost synergies, partially offset by the incremental wage costs and personal protective equipment costs related to the COVID-19 pandemic.
Operating Expenses

	Nine Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$377,198	$315,815	$61,383	19.4%
Depreciation and amortization expense	54,892	36,142	18,750	51.9%
Total operating expenses	$432,090	$351,957	$80,133	22.8%
Selling, general and administrative expenses increased for the nine months ended September 30, 2020 primarily due to the impact of the Merger, but has decreased as a percentage of revenue to 16.9% for the nine months ended September 30, 2020 as compared to 19.9% for the nine months ended September 30, 2019 due to synergy realization.
The increase in depreciation and amortization was primarily related to the depreciation of the fixed assets acquired and the amortization of the intangibles acquired from the Merger along with depreciation of additional investments in our pharmacies and infrastructure.

Other Income (Expense)

	Nine Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Interest expense, net	$(84,102)	$(44,117)	$(39,985)	90.6%
Equity in earnings of joint ventures	2,364	2,018	346	17.1%
Other, net	(8,322)	(6,679)	(1,643)	24.6%
Total other expense	$(90,060)	$(48,778)	$(41,282)	84.6%
The increase in interest expense was primarily attributable to the interest expense on the new debt issued in conjunction with the Merger, as discussed above.
The increase in other, net relates to the loss on extinguishment of debt of $8.3 million incurred in the third quarter of 2020 in conjunction with the $125.0 million repayment of principal on the second lien notes.
Income Tax Expense (Benefit)

	Nine Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Income tax expense (benefit)	$2,267	$(3,269)	$5,536	(169.3)%
The Company maintains a full valuation allowance, established at the time of Merger, against all of its net U.S. federal and state deferred tax assets with the exception of approximately $0.6 million of estimated state net operating losses (“NOL”). Because of the Company’s full valuation allowance, the Company’s tax expense for the nine months ended September 30, 2020 only consists of quarterly tax liabilities attributable to separate company state taxing authorities as well as recognized deferred tax expense. These tax expense items created a negative effective tax rate of 9.6% during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, the effective tax rate was 5.2%. The variance in the year-over-year effective tax rates is primarily attributable to the valuation allowance established by the Company at the time of the Merger. The effective tax rates of both periods differ from the Company’s 21% federal statutory rate primarily due to changes in valuation allowance, certain state and local taxes, non-deductible costs and resolution of certain tax matters.

Net Income (Loss) and Other Comprehensive Income (Loss)

	Nine Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net loss	$(25,915)	$(60,109)	$34,194	(56.9)%
Other comprehensive income (loss), net of tax:
Changes in unrealized losses on cash flow hedges, net of income taxes	(8,034)	(8,727)	693	(7.9)%
Other comprehensive loss	(8,034)	(8,727)	693	(7.9)%
Net comprehensive loss	$(33,949)	$(68,836)	$34,887	(50.7)%
The change in net loss was primarily attributed to increased depreciation, amortization and interest expense, which was partially offset by operating efficiencies, certain cost saving initiatives related to COVID-19 and Merger integration savings.
The change in unrealized losses on cash flow hedges, net of income taxes, related to the decrease in the variable interest rates during 2020, partially offset by the $3.7 million reclassification from accumulated other comprehensive income to interest expense upon discontinuing hedge accounting on the $400.0 million notional interest rate swap. The change in unrealized losses for the nine months ended September 30, 2019 related to fluctuations on interest rate caps along with decreasing interest rates, which resulted in a corresponding liability on the change in fair value of the interest rate swaps.
The change in net comprehensive loss was the result of the change in net loss, described above, further reduced by the impact of the fair value of the interest rate swaps.
Liquidity and Capital Resources
For the nine months ended September 30, 2020 and the twelve months ended December 31, 2019, the Company’s primary sources of liquidity were cash on hand of $140.0 million and $67.1 million, respectively, as well as the $140.4 million of borrowings available under its credit facilities. During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company’s positive cash flows from operations enabled investments in pharmacy and information technology infrastructure to support growth and create additional capacity in the future, as well as pursue acquisitions.
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

Credit Facilities
The Company’s asset-based-lending (“ABL”) revolving credit facility provides for borrowings up to $150.0 million, which matures on August 6, 2024. The ABL facility bears interest at a per annum rate that is determined by the Company’s periodic selection of rate type, either the Base Rate or the Eurocurrency Rate. The Base Rate is charged between 1.25% and 1.75% and the Eurocurrency Rate is charged between 2.25% and 2.75% based on the historical excess availability as a percentage of the Line Cap, as defined in the ABL facility credit agreement. The revolving credit facility contains commitment fees payable on the unused portion of the ABL facility ranging from 0.25% to 0.375%, depending on various factors including the Company’s leverage ratio, type of loan and rate type, and letter of credit fees of 2.5%. The Company had no outstanding borrowings under the ABL facility at September 30, 2020. The Company had $9.6 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL facility of $140.4 million as of September 30, 2020. Subsequent to September 30, 2020, the Company increased the borrowing capacity of the ABL facility to $175.0 million, increasing net borrowings available to $165.4 million. See Note 17, Subsequent Events, for further discussion of the increased borrowing capacity.
The principal balance of the first lien term loan is repayable in quarterly installments of $2.3 million plus interest, with a final payment of all remaining outstanding principal due on August 6, 2026. The quarterly principal payments commenced in March of 2020. Interest on the first lien term loan is payable monthly on Base Rate loans at Base Rate, as defined, plus 3.25% to 3.50%, depending on the Company’s leverage ratio. Interest is charged on Eurocurrency Rate loans at the Eurocurrency Rate, as defined, plus 4.25% to 4.50%, depending on the Company’s leverage ratio. The interest rate on the first lien term loan was 4.65% as of September 30, 2020.
The second lien notes mature on August 6, 2027. Interest on the second lien notes is payable quarterly and is at the greater of 1% or London Interbank Offered Rate (“LIBOR”), plus 8.75%. The Company elected to pay-in-kind the first quarterly interest payment, due in November 2019, which resulted in the Company capitalizing the interest payment to the principal balance on the interest payment date. The Company paid the second and third quarterly interest payments, due in February 2020 and May 2020. The Company elected to pay-in-kind the quarterly interest payment due in August 2020, which resulted in the Company capitalizing the interest payment to the principal balance on the interest payment date. In August 2020, the Company prepaid $125.0 million of second lien note principal, bringing the outstanding principal balance to $294.8 million. The interest rate on the second lien notes was 9.00% as of September 30, 2020.

Cash Flows
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)	Variance

	(in thousands)
Net cash provided by operating activities	$101,728	$16,570	$85,158
Net cash used in investing activities	(12,330)	(712,684)	700,354
Net cash (used in) provided by financing activities	(16,407)	712,512	(728,919)
Net increase in cash and cash equivalents	72,991	16,398	56,593
Cash and cash equivalents - beginning of period	67,056	36,391	30,665
Cash and cash equivalents - end of period	$140,047	$52,789	$87,258
Cash Flows from Operating Activities
The increase in cash flows provided by operating activities is primarily due to working capital efficiencies and timing of vendor payments during the nine months ended September 30, 2020.
Cash Flows from Investing Activities
The decrease in cash flows used in investing activities is primarily due to the BioScrip acquisition in the prior year.
Cash Flows from Financing Activities
The decrease in cash (used in) provided by financing activities is related to the prior year proceeds from the issuance of new debt of $981.1 million, partially offset by the retirement of the Company’s previous debt of $226.7 million and the payment of deferred financing costs of $36.5 million for the nine months ended September 30, 2019. The cash used in financing activities for the nine months ended September 30, 2020 primarily related to prepayment of the second lien notes of $125.0 million, partially offset by proceeds from the issuance of common stock of $119.0 million, as well as principal payments on the first lien term loan.

Commitments and Contractual Obligations
The following table presents Option Care Health’s commitments and contractual obligations as of September 30, 2020, as well as its long-term obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$1,212,844	$9,250	$18,500	$18,500	$1,166,594
Interest payments on long-term debt obligations (2)	455,844	69,981	138,655	136,910	110,298
Operating lease obligations	109,252	26,340	33,218	19,582	30,112
Total	$1,777,940	$105,571	$190,373	$174,992	$1,307,004
(1) Includes aggregate principal payment from the first lien term loan and second lien notes.
(2) Interest payments calculated based on LIBOR rate as of September 30, 2020. Actual payments are based on changes in LIBOR. Calculated interest payments exclude interest rate swap agreements the Company entered into in connection with the long-term debt obligations.
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding.
Off-Balance Sheet Arrangements
As of September 30, 2020, Option Care Health did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Controls over Financial Reporting
The Merger, which was completed on August 6, 2019, has had a material impact on the financial position, results of operations, and cash flows of the combined company from the date of acquisition through September 30, 2020. The business combination also resulted in material changes in the combined company's internal controls over financial reporting. The Company is in the process of designing and integrating policies, processes, operations, technology, and other components of internal controls over financial reporting of the combined company. Management will monitor the implementation of new controls and test the operating effectiveness when instances are available in future periods.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
 For a summary of legal proceedings, refer to Note 13, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included in Item 1 of this report.
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

OPTION CARE HEALTH, INC.

Date: November 3, 2020	/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)