Form 10-K
period 2020-12-31
Option Care Health, Inc.
filed 2021-03-11
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $473,322,477 based on the closing price of the registrant’s Common Stock on the Nasdaq Global Select Market on such date.
As of March 8, 2021, there were 179,814,189 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
Item 1.     Business
Overview
Option Care Health, Inc. (“Option Care Health”, “we”, “us”, “our”, or the “Company”) is the largest independent provider of home and alternate site infusion services through its national network of 145 locations in 45 states. Option Care Health draws on nearly 40 years of clinical care experience to offer patient-centered, cost-effective infusion therapy. Option Care Health’s infusion services include the clinical management of infusion therapy, nursing support and care coordination. Option Care Health’s multidisciplinary team of approximately 2,900 clinicians, including pharmacists, pharmacy technicians, nurses and dietitians, are able to provide infusion service coverage for nearly all patients across the United States needing treatment for complex and chronic medical conditions.
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
Option Care Health contracts with managed care organizations, third-party payers, hospitals, physicians and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services.
The Company’s operating model enables it to provide favorable outcomes to its stakeholders as follows:
•Patients. The Company improves patients’ quality of life by allowing them to receive infusion therapy at home or at one of its ambulatory infusion suites. In addition, the Company helps manage patients’ conditions through counseling and education regarding their treatment and by providing ongoing monitoring to encourage patient compliance with the prescribed therapy. The Company also provides services to help patients receive reimbursement benefits.
•Payers. The Company provides payers with a comprehensive approach to meeting their pharmacy service needs and providing a cost-effective solution. The Company’s provision of infusion pharmacy services in the patient’s home or at one of its local ambulatory infusion suites offers a lower cost alternative to providing these therapies in a hospital setting. The Company also provides payers with utilization and outcome data to evaluate therapy effectiveness.
•Physicians. The Company provides physicians with timely patient clinical support by providing care management related to their patients’ pharmacy needs and improving compliance with therapy protocols. The Company eliminates the need for physicians to carry inventories of high cost prescriptions by distributing the medications directly to patients’ homes.
•Pharmaceutical Manufacturers. The Company collaborates with pharmaceutical manufacturers to provide a broad distribution channel for their existing pharmaceuticals and their new product launches. The Company implements patient monitoring programs that encourage compliance with the prescribed therapy. The Company also provides valuable clinical information in the form of outcomes and compliance data to manufacturers to aid in their evaluation of the efficacy of their products.

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

Services
The Company is the largest independent provider of home and alternate site infusion services. The Company’s services are most typically provided in the patient’s home, but may also be provided at clinics, the physician’s office or at one of its ambulatory infusion suites. The Company provides a broad therapy portfolio through its network of 99 full service pharmacies and 46 stand-alone ambulatory infusion suites. The Company’s home infusion services include medication and supplies for administration and use at home or within one of its ambulatory infusion suites, consultation and education regarding the patient’s condition and the prescribed medication nursing support, clinical monitoring and assistance in monitoring potential side effects, and assistance in obtaining reimbursement. The Company administers a wide variety of therapies and services, including the following:
•Anti-Infectives Infusion. The Company provides comprehensive home infusion services to combat serious infections in patients of all ages. The Company’s anti-infective therapy and services help avoid hospitalizations for many infections that can be safely treated at home.
•Heart Failure. The Company administers home infusion services to treat heart failure, either in anticipation of cardiac transplant or to provide palliation of heart failure symptoms.
•Chronic Inflammatory Disorders. The Company treats chronic inflammatory disorders, which include Crohn’s disease, plaque psoriasis, psoriatic arthritis, rheumatoid arthritis, ulcerative colitis, and other chronic inflammatory disorders.
•Immunoglobulin Infusion. The Company offers industry-leading expertise, access, and support in immunoglobulin (“IG”) infusion therapy designed to treat immune deficiencies. Immune deficiencies are disorders that reduce the patient’s ability to identify and destroy substances that do not belong in the human body and are characterized by reduced levels of antibodies. Intravenous IG infusions are concentrated antibodies that have been purified from large numbers of human blood donors.
•Bleeding Disorders Infusion. As a leading provider of home infusion therapy for hemophilia and von Willebrand disease, the Company streamlines the administrative burdens associated with infusion therapies for bleeding disorders. The Company works with medical specialists across the country to offer access to all approved factor products, a full range of therapies, and dedicated support services. Hemophilia is one of the most costly diseases to treat. The treatment goal is to raise the level of the deficient clotting factor and maintain it to stop the bleeding. Treatments include infusion of the clotting factor products and other biologic prescription drugs. The length of treatment depends on the severity of the bleeding episode, and the need for treatment continues throughout the life of the patient.
•Nutrition Support Infusion. The Company delivers comprehensive nutrition support across pediatric, adult, and geriatric patients. The Company’s expert team provides home parenteral nutrition and enteral nutrition support for numerous acute and chronic conditions negatively affecting nutritional status, such as stroke, cancer, and gastrointestinal diseases.
•Women’s Health. The Company offers therapies that women need to survive and thrive through high-risk pregnancies. Personalized programs in prematurity, nausea and vomiting hyperemesis, diabetes in pregnancy, and hypertension help meet the needs of each mother.
•Neurological Disorders. The Company provides an array of treatments to manage the progression of neurological disorders such as Amyotrophic Lateral Sclerosis (“ALS” or “Lou Gehrig’s disease”) and Duchenne Muscular Dystrophy.
•Other. The Company offers a range of other infusion therapies to treat a variety of conditions, including pain management, chemotherapy and respiratory medication.
The Company also provides nursing services to support the above therapies, comprised of its nursing team of approximately 1,300 employees, and through its network of sub-contracted nursing agencies.

Sales and Marketing
The Company’s sales and marketing efforts focus on three primary objectives: (1) building new relationships and expanding existing contracts with managed care organizations; (2) establishing, maintaining and strengthening relationships with local and regional patient referral sources; and (3) maintaining existing and developing new relationships with pharmaceutical manufacturers to gain distribution access as they release new products.
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
Competition
The Company competes in the large and highly fragmented home infusion market for contracts with managed care organizations and other third party payers to receive referrals from physicians, case managers and hospital discharge planners. Competition in the home infusion market is based on quality of care, clinical outcomes, pricing and cost of service, reputation, and reliability of service. Its competitors within the home infusion market include Coram CVS/specialty infusion services (a division of CVS Health), Accredo Health Group, Inc. (a unit of Cigna), Briova (a subsidiary of OptumRx, which is a unit of the United Healthcare Insurance Company) and various regional and local providers. The Company believes that its reputation for providing quality services, the strength of its national presence and its ability to effectively market its services at national, regional and local levels places it in a strong position against existing and potential competitors. The Company believes that the value created by the Merger has put the Company in a unique position to efficiently capture market share through its expanded footprint and synergies.
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

Suppliers
The Company purchases pharmaceuticals and medical supplies through pharmaceutical manufacturers, distributors and group purchasing organizations. Through the coverage and clinical expertise of its 99 full service pharmacies, the Company provides pharmaceutical manufacturers with a broad distribution channel for its existing pharmaceutical products. Many of the pharmaceuticals that the Company purchases are available from multiple sources and are available in sufficient quantities to meet its needs and the needs of its patients. However, some drugs are only available through the manufacturer and may be subject to limits on distribution. In such cases, it is important the Company establishes and maintains good working relations with the manufacturer to secure sufficient supply to meet its patients’ needs. Additionally, certain drugs may become subject to supply shortages. Such shortages can result in cost increases or hamper the Company’s ability to obtain sufficient quantities to meet the needs of its patients. The Company actively manages its relationships with direct manufacturers and distributors to ensure consistent supply and cost-effective procurement. These relationships provide the Company the opportunity to become a selected partner in the launch of their new products. The Company may receive fees, which it records as revenue, from certain biotech manufacturers for providing them with clinical outcomes data. The Company’s continued growth will be dependent on maintaining its existing relationships with manufacturers and establishing new relationships with additional manufacturers as the Company launches new products.
For the year ended December 31, 2020, approximately 70% of the Company’s pharmaceutical and medical supply purchases are from three vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.
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
The Company’s largest payer is United Health Group, which represented approximately 15% of its revenue for the year ended December 31, 2020. No other single payer represented more than 10% of its revenue. The Company also provides services that are directly reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the year ended December 31, 2020, approximately 15% of the Company’s revenue was reimbursable through direct governmental programs, such as Medicare and Medicaid.
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
Matters Affecting Drug Prices
Pricing benchmarks in the pharmacy industry are periodically published by third parties such as First DataBank, Medi-Span, RJ Health, and the Centers for Medicare & Medicaid Services (“CMS”), and the benchmark reimbursement varies by payer contract. The most commonly used benchmarks are AWP and ASP. AWP is based on self-reported prices charged by wholesalers and manufacturers. Reimbursement is generally AWP minus a percentage and may include a per diem fee or a fixed dispensing fee. ASP is based on actual sales transactions reported by wholesalers, and is generally lower than AWP. Reimbursement is generally ASP plus a percentage. The Company may also receive a fixed dispensing fee or a per diem fee for each day a patient is on service. Changes to these pricing benchmarks may have a significant impact on the profitability of the Company’s business.
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
False Claims Act. The Company is subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim or causing a claim to be presented for payment from a federal healthcare program that is false or fraudulent. The standard for “knowing and willful” may include conduct that amounts to a reckless disregard for the accuracy of information presented to payers. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare or Medicaid programs and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly or by a private plaintiff by filing a qui tam lawsuit on the government’s behalf. Under the False Claims Act, the government and private plaintiffs, if any, may recover monetary penalties in the amount of $11,665 to $23,331 per false claim, as well as an amount equal to three times the amount of damages sustained by the government as a result of the false claim. A number of states, including states in which the Company operates, have adopted their own false claims statutes as well as statutes that allow individuals to bring qui tam actions. The Company believes that it has procedures in place to ensure the accuracy of its claims.
Medicare Home Health CY 2020 Home Health Prospective Payment Systems Rate Update. On October 31, 2019, the CMS issued a final rule that includes updates to payment policies, payment rates, and quality provisions for services. The final rule set forth routine updates to the home infusion therapy services for calendar year 2021 and subsequent years, and solicits comments on options to enhance future efforts to improve policies related to coverage of eligible drugs for home infusion therapy.

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
Human Capital Resources
As of December 31, 2020, the Company employed 5,146 persons on a full-time basis and 706 persons on a part-time basis. The majority of its part-time employees are clinicians due to the nature and timing of the services the Company provides.
Our business relies on our ability to attract and retain nursing staff, pharmacists and other professionals who possess the skills, experience and licenses necessary to meet the requirements of their job responsibilities. Our ability to attract and retain personnel depends on several factors, including our ability to provide them with engaging assignments and competitive salaries and benefits.
Available Information
The Company’s corporate headquarters is located at 3000 Lakeside Drive, Suite 300N, Bannockburn, IL 60015. The Company maintains a website at http://www.optioncarehealth.com. The information contained on its website is not incorporated by reference into this Annual Report and should not be considered part of this report. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy Statements are available through the website at https://investors.optioncarehealth.com/, free of charge, as soon as reasonably practicable after they are filed with or furnished to the SEC.
The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.    Risk Factors
Investors should carefully consider the following Company-specific and general risk factors.
Company-Specific Risk Factors
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
We are highly dependent on reimbursement from MCOs, government programs such as Medicare and Medicaid and commercial insurers (collectively, “Third Party Payers”). For the year ended December 31, 2020, 85% of our revenue came from managed care organizations and other nongovernmental payers, including Medicare Advantage plans, Managed Medicaid plans, pharmacy benefit managers (“PBM’s”), and self-pay patients. Many payers seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing. From time to time, payers with whom we have relationships require that we bid against our competitors to keep their business. As a result of this bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be reduced. The loss of a payer relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our gross margins and net income.
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
Our contracts generally use certain published benchmarks to establish pricing for the reimbursement of prescription medications we dispense. These benchmarks include AWP, wholesale acquisition cost, ASP and average manufacturer price. Many of our contracts utilize the AWP benchmark. Publication of the AWP benchmark was expected to cease in 2011 as a result of the settlement of class-action lawsuits brought against First DataBank and Medi-Span, third-party publishers of various pricing benchmarks. However, Medi-Span continues to publish the AWP benchmark and has indicated that it will continue to do so until a new benchmark is widely accepted. Several industry participants have explored establishing a new benchmark but there is not currently a viable generally accepted alternative to the AWP benchmark. Without a suitable pricing benchmark in place, many of our contracts will have to be modified and could potentially change the economic structure of our agreements.
Changes in our relationships with pharmaceutical suppliers, including changes in drug availability or pricing, could adversely affect our business and financial results.
We have contractual relationships with pharmaceutical manufacturers to purchase the pharmaceuticals that we dispense. In order to have access to these pharmaceuticals, and to be able to participate in the launch of new pharmaceuticals, we must maintain a good working relationship with these manufacturers. Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving only minimal notice. Any changes to these relationships, including, but not limited to, the loss of a manufacturer relationship, drug shortages or changes in pricing, could have an adverse effect on our business and financial results.
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
A disruption in pharmaceutical and medical supply could adversely impact our business.
For the year ended December 31, 2020, approximately 70% of our pharmaceutical and medical supply purchases are from three vendors. Most of the pharmaceuticals that we purchase are available from multiple sources, and we believe they are available in sufficient quantities to meet our needs and the needs of our patients. We keep safety stock to ensure continuity of service for reasonable, but limited, periods of time. Should a supply disruption result in the inability to obtain especially high margin drugs and compound components necessary for patient care, our consolidated financial statements could be negatively impacted. The COVID-19 pandemic has led to a constrained supply environment which could result in higher cost to procure, and potential unavailability of, critical personal protection equipment, pharmaceuticals and medical supplies. As of December 31, 2020 we have not experienced a significant impact in the availability of supplies from the COVID-19 pandemic.

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
Failure to develop new services or adapt to changes and trends within the healthcare industry may adversely affect our business.
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

Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, and our financial condition and results of operations could suffer if there is an impairment of goodwill.
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

A significant change in, or noncompliance with, governmental regulations and other legal requirements could have a material adverse effect on our reputation and profitability.
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
We are also governed by federal and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity and other labor and employment matters as well as employee benefit, competition, antitrust, taxation and escheatment matters. In addition, we could have significant exposure if we are found to have infringed another party’s intellectual property rights.
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
In recent years, Congress has passed legislation reducing payments to health care providers. The Budget Control Act of 2011, as amended, requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year that extend through 2027. The Center for Medicare & Medicaid Services (“CMS”) began imposing a 2% reduction on Medicare claims on April 1, 2013. The Affordable Care Act provides for material reductions in the growth of Medicare program spending. More recently, the Cures Act significantly reduced the amount paid by Medicare for drug costs, while delaying the implementation of a clinical services payment, although Congress also passed a temporary transitional service payment that took effect January 1, 2019. In addition, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, which may result in reduced Medicare payments.
For the year ended December 31, 2020, 15% of our revenue is derived from reimbursement by direct federal and state programs such as Medicare and Medicaid. Reimbursement from these and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to or new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. Changes to the way Medicare pays for our services, including mandatory payment reductions such as sequestration, may reduce our revenue and profitability on services provided to Medicare patients and increase our working capital requirements. In addition, we are sensitive to possible changes in state Medicaid programs.
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
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews and audits to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Third Party Payers may also conduct audits. Disputes with payers can arise from these reviews. Payers can claim that payments based on certain billing practices or billing errors were made incorrectly. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend claims, reviews and audits may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Moreover, an adverse claim, review or audit could result in:
•required refunding or retroactive adjustment of amounts we have been paid by governmental payers or Third Party Payers;
•state or federal agencies imposing fines, penalties and other sanctions on us;
•suspension or exclusion from the Medicare program, state programs, or one or more third party payer networks; or
•damage to our business and reputation in various markets.

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
Under U.S. federal income tax law, a corporation’s ability to utilize its net operating losses (“NOLs”) to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in a corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). At December 31, 2020, we had U.S. federal NOLs of approximately $577.9 million, of which $139.8 million are expected to expire unutilized due to limitations under Section 382 of the Code. We also had $600.1 million of cumulative gross state NOL carryforwards available to offset future taxable income in various states.
Any limitation to our annual use of NOLs could require us to pay a greater amount of U.S. federal (and in some cases, state) income taxes, which could reduce our after-tax income from operations for future taxable years and adversely impact our financial condition. At December 31, 2020, we maintained a full valuation allowance against all of our net U.S. federal and state deferred tax assets with the exception of $0.4 million of estimated state NOLs.

Risks Relating to Our Indebtedness
Our existing indebtedness could adversely affect our business and growth prospects.
As of December 31, 2020, we had $1,161.5 million of outstanding borrowings, including (i) $915.8 million under our First Lien Term Loan and (ii) $245.8 million under our Second Lien Notes. All obligations under the credit agreements and indenture governing these facilities and notes are secured by first-priority perfected security interests in substantially all of our assets and the assets of our subsidiaries, subject to permitted liens and other exceptions. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in our credit agreement and indenture have important consequences, including but not limited to:
•limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;
•limiting our ability to incur additional indebtedness;
•limiting our ability to capitalize on significant business opportunities;
•making us more vulnerable to rising interest rates; and
•making us more vulnerable in the event of a downturn in our business.

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

Risks Relating to Our Common Stock
We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, qualify for and rely on, exemptions from certain corporate governance standards, which limit the presence of independent directors on our board of directors or board committees.
As of December 31, 2020, approximately 64% of the outstanding shares of our common stock is held by HC Group Holdings I, LLC. As a result, we are a “controlled company” for purposes of the Nasdaq listing rules and are exempt from certain governance requirements otherwise required by Nasdaq, including requirements that:
•a majority of our board of directors consist of independent directors;
•we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;
•we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;
•we conduct annual performance evaluation of the nominating and corporate governance and compensation committees.
Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq.
A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
The shares of our common stock issued in the Merger to HC Group Holdings I, LLC as Merger consideration, or approximately 64% of the outstanding shares of our common stock as of December 31, 2020, are generally eligible for resale. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or even the perception that these sales could occur. Subsequent to December 31, 2020, HC Group Holdings I, LLC completed a secondary offering of 17,250,000 shares of common stock. Following the offering, HC Group Holdings I, LLC holds approximately 54% of the Company’s common stock.
As of December 31, 2020, Madison Dearborn Partners is our largest stockholder, controlling approximately 64% of our common stock, and has the ability to exercise significant influence over decisions requiring our stockholders’ approval.
As of December 31, 2020, Madison Dearborn Partners controls approximately 64% of our common stock through its control of HC Group Holding I, LLC, with an economic interest in approximately 31% of our common stock. As a result, Madison Dearborn Partners has the ability to exercise significant influence over decisions requiring approval of our stockholders including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a Merger or other sale of us or our assets.
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
In addition to HC Group Holding I, LLC’s beneficial ownership of approximately 64% of our common stock, our third amended and restated certificate of incorporation contains provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Among other things:
•these provisions allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of stockholders;
•these provisions provide that, at any time when HC Group Holdings I, LLC beneficially owns, in the aggregate, less than 50% in voting power of our stock entitled to vote generally in the election of directors, directors may be removed with or without cause only by the affirmative vote of holders of at least 66 2∕3% in voting power of all the then-outstanding vote thereon, voting together as a single class;
•these provisions prohibit stockholder action by written consent from and after the date on which HC Group Holding I, LLC beneficially owns, in the aggregate, less than 50% in voting power of our stock entitled to vote generally in the election of directors; and
•these provisions provide that for as long as HC Group Holdings I, LLC beneficially owns, in the aggregate, 50% or more in voting power of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws or certificate of incorporation by our stockholders will require the affirmative vote of at least a majority in voting power of the outstanding shares of our stock and at any time when HC Group Holdings I, LLC beneficially owns, in the aggregate, less than 50% in voting power of all outstanding shares of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws or certificate of incorporation by our stockholders will require the affirmative vote of the holders of at least 66 2∕3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class.

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

General Risk Factors
The recent COVID-19 pandemic and other potential pandemic events could adversely impact our business operations, results of operations, cash flows and financial position.
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
In addition, we cannot predict the impact that COVID-19 will have on our patients, suppliers, vendors, and third party payers, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We currently lease all of our properties from third parties under various lease terms expiring over periods extending through 2035, in addition to a number of non-material, month-to-month leases. Our corporate headquarters are located at 3000 Lakeside Drive, Suite 300N, Bannockburn, IL 60015. Our other properties mainly consist of infusion pharmacies equipped with clean room and compounding capabilities. Some infusion pharmacies are co-located with an ambulatory infusion center where patients receive infusion treatments. As of December 31, 2020 our material property locations, consisting of our pharmacies, all in support of our infusion services business, were as follows:

Hoover, AL	Peachtree Corners, GA	Charlotte, NC	Cranston, RI
Mobile, AL	Savannah, GA	Fayetteville, NC	Duncan, SC
Jonesboro, AR	Honolulu, HI	Morrisville, NC	Mount Pleasant, SC
Little Rock, AR	Urbandale, IA	Wilmington, NC	Knoxville, TN
Tempe, AZ	Meridian, ID	Lincoln, NE	Memphis, TN
Bakersfield, CA	Itasca, IL (2)	Omaha, NE	Nashville, TN
Chico, CA	Carmel, IN	Bedford, NH	Austin, TX
Hayward, CA	Overland Park, KS	Eatontown, NJ	Houston, TX
Irvine, CA	Ashland, KY	Morris Plains, NJ	Irving, TX
Riverside, CA	Lexington, KY	Somers Point, NJ	San Antonio, TX
Sacramento, CA	Louisville, KY	Las Vegas, NV	Salt Lake City, UT
San Diego, CA	Baton Rouge, LA	Reno, NV	Ashland, VA
Santa Fe Springs, CA (2)	New Orleans, LA	College Point, NY	Chantilly, VA
Sun Valley, CA	Shreveport, LA	Orchard Park, NY	Norfolk, VA
Englewood, CO	Marlborough, MA	Brecksville, OH	Roanoke, VA
Shelton, CT	Columbia, MD	Canfield, OH	Rutland, VT
Newark, DE	Auburn, ME	Dublin, OH	Everett, WA
Fort Myers, FL	Farmington Hills, MI	Milford, OH	Spokane Valley, WA
Gainesville, FL	Grand Rapids, MI	Sylvania, OH	Tukwila, WA
Jacksonville, FL	Roseville, MN	Oklahoma City, OK	Wauwatosa, WI
Melbourne, FL	Sauk Rapids, MN	Bend, OR	Charleston, WV
Miramar, FL	Columbia, MO	Portland, OR	White Hall, WV
St. Petersburg, FL	Fenton, MO	Audubon, PA
Albany, GA	Pearl, MS	Dunmore, PA
Augusta, GA	Bozeman, MT	York, PA
Item 3.    Legal Proceedings
 For a summary of material legal proceedings, if any, refer to Note 14, Commitments and Contingencies, of the consolidated financial statements included in Item 8 of this report.
Item 4.    Mine Safety Disclosures
Item not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Prior to February 3, 2020, our Common Stock, par value $0.0001 per share, was traded on the Nasdaq Capital Market under the symbol “BIOS”. On February 3, 2020, we changed our symbol to “OPCH” and began trading on the Nasdaq Global Select Market.
Holders of Record
As of March 8, 2021, there were 142 stockholders of record of our Common Stock.
Dividend Policy
We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Recent Sale of Unregistered Securities and Use of Proceeds
None.

Stock Performance Graph
The following graph compares the total cumulative returns of BioScrip through August 6, 2019 and Option Care Health from August 7, 2019 through December 31, 2020 with the total cumulative returns of the Nasdaq Composite Index and the Nasdaq Health Services Index for the five-year period from December 31, 2015 through December 31, 2020. The graph shows the performance of a $100 investment in our Common Stock and each index as of December 31, 2015.

Comparison of Five Year Cumulative Return *
$300
$250
$200
$150
$100
$50
$0
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
Period Ended
OPCH
NASDAQ Composite
NASDAQ Health Services

	Years Ended December 31,
	2015	2016	2017	2018	2019	2020
Option Care Health, Inc.	$100.00	$59.43	$166.29	$204.00	$213.14	$223.43
Nasdaq Composite Index	$100.00	$107.50	$137.86	$132.51	$179.19	$257.38
Nasdaq Health Services Index	$100.00	$83.09	$100.79	$96.59	$121.54	$158.04
* $100 invested on December 31, 2015 in stock or index, including reinvestment of dividends.

Item 6.    Selected Financial Data
The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the Notes thereto appearing elsewhere in this Annual Report. The selected consolidated financial data for the years ended December 31, 2020, 2019 and 2018 reflect the adoption of ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”) and the selected financial data for the year ended December 31, 2020 and 2019 reflect the adoption of ASU 2016-02, Leases (“ASC 842”). See Note 2, Summary of Significant Accounting Policies within the consolidated financial statements included in Item 8 of this report for further discussion on our accounting policies related to revenue and leases. The below periods include the results of operations from BioScrip, Inc. from the August 6, 2019 Merger Date onward.

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheets Data:
Working capital (1) (2)	$222,989	$228,650	$227,428	$226,535	$227,763
Total assets (2)	2,647,439	2,589,547	1,428,211	1,429,542	1,405,285
Total debt, net	1,124,353	1,286,496	539,375	540,346	541,500
Stockholders' equity	1,015,724	906,827	602,825	606,105	600,770
(1) Working capital consists of total current assets less total current liabilities.
(2) Working capital and total assets for the year ended December 31, 2020 and 2019 reflect the adoption of ASU 2016-02, Leases, and are, therefore, not comparable to prior periods. See Note 2, Summary of Significant Accounting Policies included in Item 8 of this report for further discussion on our accounting policies related to leases.

	Year Ended December 31,
	2020 (1)	2019 (1)	2018	2017	2016
	(in thousands)
Consolidated Statements of Comprehensive Income (Loss)
Net revenue (2)	$3,032,610	$2,310,417	$1,939,791	$1,828,046	$1,711,438
Gross profit (2)	682,264	512,999	422,215	445,999	449,307
Operating income (loss)	110,755	(319)	38,269	27,279	52,448
Net (loss) income	(8,076)	(75,920)	(6,115)	3,878	3,910
Net comprehensive (loss) income	(12,053)	(83,959)	(5,341)	3,936	3,910
Net (loss) earnings per share, basic and diluted	(0.04)	(0.49)	(0.04)	0.03	0.03
Weighted average common shares outstanding, basic and diluted	180,971	156,280	142,614	142,614	142,614
(1) 2020 and 2019 include the results of operations of BioScrip from August 6, 2019 onward and are, therefore, not comparable to prior periods.
(2) Net revenue and gross profit for the years ended December 31, 2020, 2019 and 2018 reflect the adoption of ASU 2014-09, Revenue from Contracts with Customers, and are, therefore, not comparable to prior periods. See Note 2, Summary of Significant Accounting Policies included in Item 8 of this report for further discussion on our accounting policies related to revenue.

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
Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this Annual Report and specifically under the caption “Forward-Looking Statements” in this Annual Report. In addition, the following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 8 in this Annual Report.
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 145 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists, work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, bleeding disorder therapies, immunoglobulin therapy, and other therapies for chronic and acute conditions.
HC Group Holdings II, Inc. (“HC II”) was incorporated under the laws of the State of Delaware on January 7, 2015, with its sole shareholder being HC Group Holdings I, LLC. (“HC I”). On April 7, 2015, HC I and HC II collectively acquired Walgreens Infusion Services, Inc. and its subsidiaries from Walgreen Co., and the business was rebranded as Option Care, Inc. (“Option Care”).
On March 14, 2019, HC I and HC II entered into a definitive agreement (the “Merger Agreement”) to merge with and into a wholly-owned subsidiary of BioScrip, Inc. (“BioScrip”) (the “Merger”), a national provider of infusion and home care management solutions, which was completed on August 6, 2019 (the “Merger Date”). The Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations with Option Care being considered the accounting acquirer and BioScrip being considered the legal acquirer. Following the close of the transaction, BioScrip was rebranded as Option Care Health, Inc. and the combined company’s stock, par value $0.0001, was listed on the Nasdaq Capital Market. Effective February 3, 2020, the Company was listed on the Nasdaq Global Select Market under the ticker symbol “OPCH”. See Note 3, Business Acquisitions, of the consolidated financial statements for further discussion of the Merger.

Update on the Impact of the COVID-19 Pandemic
The primary operations of the Company focus on providing infusion therapy services and based on the recent impact of the pandemic across the healthcare ecosystem, the Company began experiencing a related impact across a number of facets beginning in March 2020.
The Company relies upon patient referrals from multiple sources, including but not limited to patients discharged from acute care settings (e.g., hospitals) and patients requiring treatment for chronic conditions from specialty physicians. As expected, the pandemic has negatively affected new patient referrals for both acute and chronic conditions; however, the Company did experience an increase in patient transfers from hospital and outpatient settings which positively affected revenues. For the year ended December 31, 2020, the revenue results reflect flat acute revenues relative to the prior year while chronic revenue grew in the mid-teens. Option Care Health continues to collaborate with payers and health systems to transition patients into the home or one of our alternate treatment sites to receive vital infusion therapy.
The Company experienced cost inefficiencies during the year ended December 31, 2020 with respect to clinical labor and other staffing challenges, as well as higher costs to procure personal protection equipment. Offsetting the negative impacts resulting from the COVID-19 pandemic, the Company managed spending and accelerated many integration-related initiatives as discussed below. Further, to date, the Company experienced no material deceleration in cash collections and collaboration with payers continues to be productive. The Company anticipates that the pandemic could affect its operations for an extended period; however, at this time it cannot confidently forecast the duration nor the ultimate financial impact on its operations. See Item 1A. “Risk Factors” under the caption “The COVID-19 pandemic could adversely impact our business, results of operations, cash flows and financial position” for further discussion of risks.
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
Since the Merger, we have worked to align our field and sales teams. We have also made strides at combining our procurement process and contracts, all while continuing to focus on serving our patients. Patient health is personal to us, which is why, throughout the integration process, we strive to improve and set the standard for quality care that is matched by best-in-class service. After completion of the Merger, we have additional resources to invest in our people, processes and systems, providing us improved strength and scale to drive better patient outcomes. The Company accelerated its integration activities during the second quarter of 2020 to offset the negative impacts resulting from COVID-19 pandemic, and as a result we fully achieved the articulated goal of at least $60 million in net cost synergies.

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
Acquisitions
Option Care merged with BioScrip on August 6, 2019. BioScrip was a national provider of infusion and home care management, who partnered with physicians, hospital systems, payers, pharmaceutical manufacturers and skilled nursing facilities to provide patients access to post-acute care services. The fair value of purchase consideration transferred, net of cash acquired, on the closing date of $1,087.2 million includes the value of the number of shares of the combined company to be owned by BioScrip shareholders at closing of the Merger, the value of common shares to be issued to certain warrant and preferred shareholders in conjunction with the Merger, the value of stock-based instruments that were vested or earned as of the Merger, and cash payments made in conjunction with the Merger. On February 3, 2020, the Company completed a one share for four reverse stock split. In connection with the reverse stock split, the Company changed its ticker symbol from “BIOS” to “OPCH” and transferred the Company’s common stock from the Nasdaq Capital Market to the Nasdaq Global Select Market. The par value of the Company’s common stock remained unchanged as a result of the reverse stock split, resulting in a decrease to the aggregate par value of common stock and corresponding increase to paid-in capital in the Company’s consolidated financial statements, which was retrospectively applied to all periods presented in the consolidated financial statements. For additional information on this Merger, see Note 3, Business Acquisitions, of the consolidated financial statements.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the years ended December 31, 2020 and 2019. The BioScrip results have been included since the August 6, 2019 Merger Date.
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
Other Income (Expense)
Interest Expense, Net. Interest expense consists principally of interest payments on the Company’s outstanding borrowings under the First Lien Term Loan and Second Lien Notes, amortization of discount and deferred financing fees and changes in derivatives not designated as hedging instruments related to the interest rate swaps. Refer to the “Liquidity and Capital Resources” section below for further discussion of these outstanding borrowings.
Equity in Earnings of Joint Ventures. Equity in earnings of joint ventures consists of our proportionate share of equity earnings or losses from equity investments in two infusion joint ventures with health systems.
Other, Net. Other income (expense) primarily includes current year loss on extinguishment of debt incurred in connection with 2020 debt prepayments. Prior year amounts relate to third-party fees paid in conjunction with our 2019 debt issuance of the Loan Facilities and Second Lien Notes and loss on extinguishment of debt for the Company’s Previous Credit Facilities.
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

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the years ended December 31, 2020 and 2019 (in thousands). For discussion of Option Care Health’s consolidated results of operations for the year ended December 31, 2019 compared to 2018, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on 10-K filed with the Securities and Exchange Commission on March 5, 2020.

	Year Ended December 31,
	2020 (1)		2019 (1)
	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$3,032,610	100.0%	$2,310,417	100.0%
COST OF REVENUE	2,350,346	77.5%	1,797,418	77.8%
GROSS PROFIT	682,264	22.5%	512,999	22.2%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	500,199	16.5%	459,628	19.9%
Depreciation and amortization expense	71,310	2.4%	53,690	2.3%
Total operating expenses	571,509	18.8%	513,318	22.2%
OPERATING INCOME (LOSS)	110,755	3.7%	(319)	—%

OTHER INCOME (EXPENSE):
Interest expense, net	(107,770)	(3.6)%	(73,724)	(3.2)%
Equity in earnings of joint ventures	3,313	0.1%	2,840	0.1%
Other, net	(11,541)	(0.4)%	(6,991)	(0.3)%
Total other expense	(115,998)	(3.8)%	(77,875)	(3.4)%

LOSS BEFORE INCOME TAXES	(5,243)	(0.2)%	(78,194)	(3.4)%
INCOME TAX EXPENSE (BENEFIT)	2,833	0.1%	(2,274)	(0.1)%
NET LOSS	$(8,076)	(0.3)%	$(75,920)	(3.3)%

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Change in unrealized losses on cash flow hedges, net of income taxes of $0 and $259, respectively	(3,977)	(0.1)%	(8,039)	(0.3)%
OTHER COMPREHENSIVE LOSS	(3,977)	(0.1)%	(8,039)	(0.3)%
NET COMPREHENSIVE LOSS	$(12,053)	(0.4)%	$(83,959)	(3.6)%
(1) 2020 includes the results of operations from BioScrip for the full year. 2019 includes the results of operations of BioScrip from the August 6, 2019 Merger Date onward and are, therefore, not comparable.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following tables present selected consolidated comparative results of operations for the years ended December 31, 2020 and 2019:
Gross Profit

	Year Ended December 31,
	2020	2019	Variance

	(in thousands, except for percentages)
Net revenue	$3,032,610	$2,310,417	$722,193	31.3%
Cost of revenue	2,350,346	1,797,418	552,928	30.8%
Gross profit	$682,264	$512,999	$169,265	33.0%
Gross profit margin	22.5%	22.2%
The 31.3% increase in net revenue was primarily driven by additional revenue following the Merger, as the prior year included the results of BioScrip from the August 6, 2019 Merger Date, along with organic growth in the Company’s portfolio of therapies. For the year ended December 31, 2020, the revenue results reflect flat revenues for acute therapies relative to the prior year due to the impact of the COVID-19 pandemic, while revenue for chronic therapies grew in the mid-teens. The increase in cost of revenue was driven by the impact of the Merger and revenue growth. The increase in gross profit was primarily related to contribution margin from additional revenue from the Merger. The slight increase in gross profit margin was primarily driven by the positive impact from the merger integration net cost synergies, partially offset by the incremental wage costs and personal protective equipment costs related to the COVID-19 pandemic and mix shift toward lower profit chronic therapies.
Operating Expenses

	Year Ended December 31,
	2020	2019	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$500,199	$459,628	$40,571	8.8%
Depreciation and amortization expense	71,310	53,690	17,620	32.8%
Total operating expenses	$571,509	$513,318	$58,191	11.3%
Selling, general and administrative expenses increased for the year ended December 31, 2020 primarily due to the impact of the Merger, but has decreased as a percentage of revenue to 16.5% for the year ended December 31, 2020 as compared to 19.9% for the year ended December 31, 2019 primarily due to synergy realization from Merger integration activities as well as spending reductions to offset the negative impacts of the COVID-19 pandemic.
The increase in depreciation and amortization was primarily related to the deprecation of fixed assets acquired and the amortization of intangibles acquired from the Merger along with depreciation of additional investments in our pharmacies and infrastructure.

Other Income (Expense)

	Year Ended December 31,
	2020	2019	Variance

	(in thousands, except for percentages)
Interest expense, net	$(107,770)	$(73,724)	$(34,046)	46.2%
Equity in earnings of joint ventures	3,313	2,840	473	16.7%
Other, net	(11,541)	(6,991)	(4,550)	65.1%
Total other expense	$(115,998)	$(77,875)	$(38,123)	49.0%
The increase in interest expense was primarily attributable to the additional expense related to the new debt issued at the close of the Merger, partially offset by the savings from the combined $174.0 million prepayment of principal on the Second Lien Notes in the third and fourth quarters of 2020. The prior year included interest expense on the new debt from the Merger Date. See Note 11, Indebtedness, of the consolidated financial statements.
The increase in other, net of was the result of the loss on extinguishment of debt of $11.5 million incurred during the year ended December 31, 2020 in conjunction with the $174.0 million prepayment of principal on the Second Lien Notes, compared to the loss on extinguishment of debt of $5.5 million incurred during the year ended December 31, 2019 in conjunction with the extinguishment of debt related to the Merger.
Income Tax Expense (Benefit)

	Year Ended December 31,
	2020	2019	Variance

	(in thousands, except for percentages)
Income tax expense (benefit)	$2,833	$(2,274)	$5,107	(224.6)%
The Company’s tax expense for the year ended December 31, 2020 is comprised of a change in deferred tax assets and liabilities, partially offset by a change in valuation allowance, and state tax liabilities, resulting in a negative effective tax rate of 54.0%. The Company’s tax benefit for the year ended December 31, 2019 is comprised of a deferred tax benefit partially offset by a change in valuation allowance and state tax liabilities. This results in an effective tax rate of 2.9% for the year ended December 31, 2019. These effective tax rates differ from the Company’s 21% federal statutory rate primarily due to a change in valuation allowance, certain state and local taxes and non-deductible costs.

Net Loss and Other Comprehensive Loss

	Year Ended December 31,
	2020	2019	Variance

	(in thousands, except for percentages)
Net loss	$(8,076)	$(75,920)	$67,844	(89.4)%
Other comprehensive loss, net of tax:
Changes in unrealized losses on cash flow hedges, net of income taxes	(3,977)	(8,039)	4,062	(50.5)%
Other comprehensive loss	(3,977)	(8,039)	4,062	(50.5)%
Net comprehensive loss	$(12,053)	$(83,959)	$71,906	(85.6)%
Net loss decreased primarily driven by the growth in gross profit, which more than offset the incremental operating expenses and interest expense incurred in conjunction with the Merger. The decrease in net loss is also impacted by the full realization of $60 million of Merger synergies in 2020 following the Merger, which more than offset the negative impacts of the COVID-19 pandemic during 2020.
Changes in unrealized losses on cash flow hedges, net of income taxes, decreased as the interest rate swap nears maturity in August 2021.
Net comprehensive loss decreased for the year ended December 31, 2020 as a result of the changes in net loss, discussed above, further reduced by the impact of the hedging instruments.
Liquidity and Capital Resources
For the years ended December 31, 2020 and 2019, the Company’s primary sources of liquidity were cash on hand of $99.3 million and $67.1 million, respectively, as well as borrowings under its credit facilities, described further below. During the years ended December 31, 2020 and 2019, the Company’s positive cash flows from operations have enabled investments in pharmacy and information technology infrastructure to support growth and create additional capacity in the future, as well as pursue acquisitions.
The Company’s primary uses of cash include supporting our ongoing business activities, integration efforts, and investment in various acquisitions and our infrastructure to support additional business volumes. Ongoing operating cash outflows are associated with procuring and dispensing prescription drugs, personnel and other costs associated with servicing patients, as well as paying cash interest on the outstanding debt. Ongoing investing cash flows are primarily associated with capital projects related to business acquisitions, the improvement and maintenance of our pharmacy facilities and investment in our information technology systems. Ongoing financing cash flows are primarily associated with the quarterly principal payments on our outstanding debt. In addition to these ongoing investing and financing activities, during the year ended December 31, 2020, the Company prepaid $174.0 million of outstanding debt principal balance. During the year ended December 31, 2019, the Company entered into the Merger Agreement, and the Merger resulted in cash used in investing activities of $700.2 million and net cash provided by financing activities for net proceeds of indebtedness of $724.3 million.
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
In conjunction with the Merger, the Company entered into two credit agreements and an indenture that initially provided for up to $1,475.0 million in senior secured credit facilities through a $150.0 million asset-based lending revolving credit facility (the “ABL Facility”), a $925.0 million first lien term loan facility (the “First Lien Term Loan”, and together with the ABL Facility, the “Loan Facilities”), and a $400.0 million senior secured second lien PIK toggle floating rate notes due 2027 (the “Second Lien Notes”). Amounts borrowed under the credit agreements are secured by substantially all of the assets of the Company.
The ABL Facility credit agreement initially provided for borrowings up to $150.0 million, and matures on August 6, 2024. During the year ended December 31, 2020, the Company increased the borrowing capacity to $175.0 million. The ABL Facility bears interest at a per annum rate that is determined by the Company’s periodic selection of rate type, either the Base Rate or the Eurocurrency Rate. The Base Rate is charged between 1.25% and 1.75% and the Eurocurrency Rate is charged between 2.25% and 2.75% based on the historical excess availability as a percentage of the Line Cap, as defined in the ABL Facility credit agreement. The revolving credit facility contains commitment fees payable on the unused portion of the ABL ranging from 0.25% to 0.375%, depending on various factors including the Company’s leverage ratio, type of loan and rate type, and letter of credit fees of 2.50%. The Company did not borrow against the ABL Facility at any time during 2020, and had no outstanding borrowings under the ABL Facility at December 31, 2020. The Company had $9.6 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL of $165.4 million as of December 31, 2020.
The principal balance of the First Lien Term Loan is repayable in quarterly installments of $2.3 million plus interest, with a final payment of all remaining outstanding principal due on August 6, 2026. The quarterly principal payments commenced in March of 2020. Interest on the First Lien Term Loan is payable monthly on Base Rate loans at Base Rate, as defined, plus 3.25% to 3.50%, depending on the Company’s leverage ratio. Interest is charged on Eurocurrency Rate loans at the Eurocurrency Rate, as defined, plus 4.25% to 4.50%, depending on the Company’s leverage ratio. The interest rate on the First Lien Term Loan was 4.40% as of December 31, 2020.
The Second Lien Notes mature on August 6, 2027. Interest on the Second Lien Notes is payable quarterly at LIBOR, plus 8.75%. The Company elected to pay-in-kind the quarterly interest payment due in November 2019, which resulted in the Company capitalizing the interest payment to the principal balance on the interest payment date. The Company paid the second and third quarterly interest payments, due in February 2020 and May 2020. The Company elected to pay-in-kind the quarterly interest payment due in August 2020, which resulted in the Company capitalizing the interest payment to the principal balance on the interest payment date. In August 2020, the Company used the proceeds from a stock offering to prepay $125.0 million of the outstanding principal balance. In December 2020, the Company utilized available cash on hand to prepay an additional $49.0 million of the outstanding principal balance. As a result of these actions, the outstanding principal balance of the Second Lien Notes is $245.8 million as of December 31, 2020. The interest rate on the Second Lien Notes was 8.98% as of December 31, 2020.
In January 2021, the Company entered into an amendment on the First Lien Term Loan (the “First Lien Credit Agreement Amendment”). The First Lien Credit Agreement Amendment resulted in an additional $250.0 million of incremental First Lien Term Loan indebtedness being issued and reduced the interest rate on all outstanding First Lien Term Loan indebtedness from LIBOR plus 4.25% to LIBOR plus 3.75%. The proceeds of the $250.0 million incremental First Lien Term Loan indebtedness were used to prepay the remaining $245.8 million outstanding balance of the Second Lien Notes. Following the First Lien Credit Agreement Amendment, the First Lien Term Loan is repayable in quarterly installments of $2.9 million plus interest, with a final payment of all remaining outstanding principal due on August 6, 2026.

Cash Flows
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table presents selected data from Option Care Health’s consolidated statements of cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Variance

	(in thousands)
Net cash provided by operating activities	$127,392	$39,467	$87,925
Net cash used in investing activities	(26,334)	(727,826)	701,492
Net cash (used in) provided by financing activities	(68,849)	719,024	(787,873)
Net increase in cash and cash equivalents	32,209	30,665	1,544
Cash and cash equivalents - beginning of period	67,056	36,391	30,665
Cash and cash equivalents - end of period	$99,265	$67,056	$32,209
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the year ended December 31, 2020 was primarily driven by the improvement in net loss during 2020. In addition, working capital efficiencies also contributed to this increase, as additional investment in accounts receivable and inventories in conjunction with the growth in business volumes were more than offset by increases in accounts payable due to the timing of vendor payments.
Cash Flows from Investing Activities
The decrease in cash flows used in investing activities is primarily due to the Merger completed in the prior year.
Cash Flows from Financing Activities
The decrease in cash (used in) provided by financing activities is related to the prior year proceeds from the issuance of new debt of $981.1 million, which was partially offset by the retirement of the Company’s previous debt of $226.7 million and the payment of deferred financing costs of $30.0 million related to the Merger. In 2020, the cash used in financing activities consisted of the $174.0 million prepayment of the Second Lien Notes, which was partially offset by $118.9 million of proceeds from the issuance of common stock, as well as principal payments on the First Lien Term Loan.

Commitments and Contractual Obligations
The following table presents Option Care Health’s commitments and contractual obligations as of December 31, 2020, as well as its long-term obligations:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3-5 years	More than 5 years

	(in thousands)
Long-term debt obligations (1)	$1,161,531	$9,250	$18,500	$18,500	$1,115,281
Interest payments on long-term debt obligations (2)	391,301	63,039	124,840	123,191	80,231
Operating lease obligations	110,011	23,770	35,020	21,053	30,168
Total	$1,662,843	$96,059	$178,360	$162,744	$1,225,680
(1)Includes aggregate principal payment on the indebtedness from the First Lien Term Loan and the Second Lien Notes incurred in 2019.
(2)Interest payments calculated based on LIBOR rate as of December 31, 2020. Actual payments are based on changes in LIBOR. Calculated interest payments exclude interest rate swap agreements the Company entered into in connection with the new indebtedness incurred in 2019.
Off-Balance Sheet Arrangements
As of December 31, 2020, Option Care Health did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
The Company’s accounts receivable is reported at the net realizable value amount that reflects the consideration the Company expects to receive in exchange for providing services, which is inclusive of adjustments for price concessions. The majority of accounts receivable are due from private insurance carriers and governmental health care programs, such as Medicare and Medicaid.
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
After applying the criteria from ASC 606, an allowance for doubtful accounts is established only as a result of an adverse change in the payers’ ability to pay outstanding billings. The Company did not have an allowance for doubtful accounts as of December 31, 2020 or 2019. The Company recorded an allowance for implicit price concessions based on its historical experience of additional revenue being recorded or revenue being written off when amounts received are greater than or less than the originally estimated net realizable value. The detailed assessments included, among other factors, (i) current over/under payments which had not yet been applied to an account, (ii) historical contractual adjustments, and (iii) an estimate for contractual adjustments expected to be realized in the future. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled.

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
A qualitative impairment analysis was performed in the fourth quarter of 2020 and 2019 to assess whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying value. The Company assessed relevant events and circumstances including macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and changes in the Company’s stock price. The Company determined that there was no goodwill impairment in 2020 or 2019.
A quantitative impairment analysis was performed in the fourth quarter of 2018, and the Company estimated the fair value of its reporting unit using an income approach. The income approach requires the Company to estimate a number of factors for its reporting unit, including projected future operating results, economic projections, anticipated future cash flows, and discount rates. The fair value determined using the income approach was then compared to marketplace fair value data from within a comparable industry grouping for reasonableness. The Company determined that there was no goodwill impairment in 2018.
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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company’s primary market risk exposure is changing LIBOR‑based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our First Lien Term Loan bears interest at the Eurocurrency Rate, as defined, plus 4.25%, based on our leverage ratio as of December 31, 2020. Our Second Lien Notes bear interest at LIBOR, plus 8.75%. Our ABL Facility bears interest at the greater of the Eurocurrency Rate, as defined, or 0.25% plus 1.25% to 1.75%. At December 31, 2020, we had total outstanding debt of $915.8 million under our First Lien Term Loan and $245.8 million under our Second Lien Notes. We had no outstanding borrowings under the ABL Facility as of December 31, 2020.
To minimize interest rate risk, the Company entered into two interest rate swap contracts to hedge against fluctuations in LIBOR rates on the First Lien Term Loan and Second Lien Term Loan. The first interest rate swap for $925.0 million notional was effective in August 2019 with $911.1 million designated as a cash flow hedge against the underlying interest rate on the First Lien Term Loan indexed to one-month LIBOR through August 2021. The second interest rate swap for $400.0 million notional was effective in November 2019 and was designated as a cash flow hedge against the underlying interest rate on the Second Lien Notes interest payment indexed to three-month LIBOR through November 2020. In May 2020, upon electing to pay-in-kind the Second Lien Notes’ quarterly interest payment, the Company discontinued hedge accounting on the $400.0 million notional interest rate swap. The $400.0 million notional interest rate swap matured in November 2020 and as of December 31, 2020 the Company does not maintain a hedge against the underlying interest rate on the Second Lien Notes.
Based on the amounts outstanding coupled with interest rate swaps, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $6.4 million. We do not anticipate a significant impact from a change in market interest rates through the period of the interest rate swaps, discussed further in Note 12, Derivative Instruments, of the consolidated financial statements and the notes related thereto included in Item 8 of this report. Subsequent to December 31, 2020, the Company entered into an amendment on the First Lien Term Loan, which resulted in an additional $250.0 million of incremental First Lien Term Loan indebtedness being issued. The proceeds of the $250.0 million incremental First Lien Term Loan indebtedness were used to prepay the remaining $245.8 million outstanding balance of the Second Lien Notes. See Note 19, Subsequent Events, of the consolidated financial statements and the notes related thereto included in Item 8 of this report for further discussion.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Option Care Health, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 8 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of the Financial Acccounting Standards Board’s Accounting Standards Codification Topic 842 Leases.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.
Evaluation of transaction price adjustments
As discussed in Notes 2 and 4 to the consolidated financial statements, net revenue is reported at the net realizable value amount that reflects the consideration the Company expects to receive in exchange for providing services. Revenues are from government payers, commercial payers, and patients for infusion therapy and other ancillary health care services. The Company estimates the transaction price adjustments based on the verification of the patient’s insurance coverage and historical price concessions, historical payments, and management’s manual price concession adjustments.
We identified the evaluation of the transaction price adjustments related to recognizing revenue as a critical audit matter. Subjective and complex auditor judgment was required to evaluate the transaction price adjustments. Specifically, auditor judgment was required to evaluate the relevance and reliability of historical price concessions, historical payments, and management’s manual price concession adjustments.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s transaction price adjustment process, including controls related to the historical price concessions, historical payments, and management’s manual price concession adjustments. We tested the relevance and reliability of the underlying data that served as the basis for the transaction price adjustments which included the historical price concessions and historical payments within the classes of payors by selecting certain historical price concessions and historical payments and agreeing to underlying support. We evaluated management’s manual price concession adjustments by comparing management’s prior-year recorded balance to actual write-offs during the current year.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois
March 11, 2021

OPTION CARE HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,265	$67,056
Accounts receivable, net	328,340	324,416
Inventories	158,601	115,876
Prepaid expenses and other current assets	70,806	51,306
Total current assets	657,012	558,654

NONCURRENT ASSETS:
Property and equipment, net	121,149	133,198
Operating lease right-of-use asset	68,795	63,502
Intangible assets, net	351,052	385,910
Goodwill	1,428,610	1,425,542
Other noncurrent assets	20,821	22,741
Total noncurrent assets	1,990,427	2,030,893
TOTAL ASSETS	$2,647,439	$2,589,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$282,913	$221,060
Accrued compensation and employee benefits	58,899	45,765
Accrued expenses and other current liabilities	64,075	33,538
Current portion of operating lease liability	18,886	20,391
Current portion of long-term debt	9,250	9,250
Total current liabilities	434,023	330,004

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,115,103	1,277,246
Operating lease liability, net of current portion	70,776	58,242
Deferred income taxes	3,339	2,143
Other noncurrent liabilities	8,474	15,085
Total noncurrent liabilities	1,197,692	1,352,716
Total liabilities	1,631,715	1,682,720

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of December 31, 2020 and 2019, respectively.	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 180,178,308 shares issued and 179,794,586 shares outstanding as of December 31, 2020; 176,975,628 shares issued and 176,591,907 shares outstanding as of December 31, 2019.	18	18
Treasury stock; 383,722 shares outstanding, at cost, as of December 31, 2020 and 2019, respectively.	(2,403)	(2,403)
Paid-in capital	1,129,312	1,008,362
Accumulated deficit	(100,031)	(91,955)
Accumulated other comprehensive loss	(11,172)	(7,195)
Total stockholders’ equity	1,015,724	906,827
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,647,439	$2,589,547
The notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2020	2019	2018
NET REVENUE	$3,032,610	$2,310,417	$1,939,791
COST OF REVENUE	2,350,346	1,797,418	1,517,576
GROSS PROFIT	682,264	512,999	422,215

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	500,199	459,628	345,884
Depreciation and amortization expense	71,310	53,690	38,062
Total operating expenses	571,509	513,318	383,946
OPERATING INCOME (LOSS)	110,755	(319)	38,269

OTHER INCOME (EXPENSE):
Interest expense, net	(107,770)	(73,724)	(45,824)
Equity in earnings of joint ventures	3,313	2,840	1,020
Other, net	(11,541)	(6,991)	(2,233)
Total other expense	(115,998)	(77,875)	(47,037)

LOSS BEFORE INCOME TAXES	(5,243)	(78,194)	(8,768)
INCOME TAX EXPENSE (BENEFIT)	2,833	(2,274)	(2,653)

NET LOSS	$(8,076)	$(75,920)	$(6,115)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Change in unrealized (losses) gains on cash flow hedges, net of income taxes of $0, $259 and $234, respectively	(3,977)	(8,039)	774
OTHER COMPREHENSIVE (LOSS) INCOME	(3,977)	(8,039)	774
NET COMPREHENSIVE LOSS	$(12,053)	$(83,959)	$(5,341)

LOSS PER COMMON SHARE
Net loss per share, basic and diluted	$(0.04)	$(0.49)	$(0.04)

Weighted average common shares outstanding, basic and diluted	180,971	156,280	142,614
The notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,076)	$(75,920)	$(6,115)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization expense	77,896	57,869	41,055
Non-cash operating lease costs	18,814	19,719	—
Deferred income taxes - net	1,196	(4,607)	(3,595)
Loss on sale of assets	742	3,269	1,123
Business casualty loss	—	(626)	3,549
Loss on extinguishment of debt	11,545	5,469	72
Amortization of deferred financing costs	5,517	4,544	3,107
Loss on interest rate swaps upon discontinuing hedge accounting	3,746	—	—
Paid-in-kind interest capitalized as principal	7,525	12,256	—
Equity in earnings of joint ventures	(3,313)	(2,840)	(1,020)
Stock-based incentive compensation expense	2,920	4,170	2,139
Interest on management notes receivable	—	(62)	(78)
Capital distribution from equity method investments	3,250	500	2,000
Change in contingent consideration liability	(1,500)	(300)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,924)	82,285	(21,012)
Inventories	(42,725)	(12,853)	2,965
Prepaid expenses and other current assets	(19,500)	(2,940)	(4,715)
Accounts payable	59,215	(30,856)	10,965
Accrued compensation and employee benefits	13,134	2,671	(5,586)
Accrued expenses and other current liabilities	22,809	(317)	(1,740)
Operating lease liabilities	(18,089)	(17,253)	—
Other noncurrent assets and liabilities	(3,790)	(4,711)	1,314
Net cash provided by operating activities	127,392	39,467	24,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(26,875)	(28,292)	(26,276)
Proceeds from sale of assets	—	10	—
Insurance proceeds from business casualty loss	—	626	—
Business acquisitions, net of cash acquired	—	(700,170)	(10,727)
Other investing cash flows	541	—	—
Net cash used in investing activities	(26,334)	(727,826)	(37,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions to related parties	—	(2,000)	—
Sale of management notes receivable	—	1,310	—
Exercise of stock options, vesting of restricted stock, and related tax withholdings	(904)	(2,501)	—
Net proceeds from issuance of common stock	118,934	—	—
Proceeds from debt	—	981,050	1,000
Repayments of debt principal	(9,250)	(2,075)	(5,150)
Retirement of debt obligations	(174,000)	(226,738)	—
Deferred financing costs	(149)	(30,022)	—
Debt prepayment fees	(3,480)	—	—
Net cash (used in) provided by financing activities	(68,849)	719,024	(4,150)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,209	30,665	(16,725)
Cash and cash equivalents - beginning of the period	67,056	36,391	53,116
CASH AND CASH EQUIVALENTS - END OF PERIOD	$99,265	$67,056	$36,391

Supplemental disclosure of cash flow information:
Cash paid for interest	$97,640	$50,808	$47,173
Cash paid for income taxes	$2,884	$2,405	$1,600
Cash paid for operating leases	$26,809	$18,992
The notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Management Notes Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - December 31, 2017	$—	$14	$—	$617,057	$(1,116)	$(9,920)	$70	$606,105
Stockholders' contributions	—	—	—	425	(425)	—	—	—
Interest on management notes receivable	—	—	—	—	(78)	—	—	(78)
Stock-based incentive compensation	—	—	—	2,139	—	—	—	2,139
Net loss	—	—	—	—	—	(6,115)	—	(6,115)
Other comprehensive income	—	—	—	—	—	—	774	774
Balance - December 31, 2018	$—	$14	$—	$619,621	$(1,619)	$(16,035)	$844	$602,825
Purchase of BioScrip, Inc.	—	4	—	387,040	—	—	—	387,044
Interest on management notes receivable	—	—	—	—	(62)	—	—	(62)
Repayment of management notes receivable	—	—	—	—	1,310	—	—	1,310
Stockholders' redemptions	—	—	—	(2,371)	371	—	—	(2,000)
Stock-based incentive compensation	—	—	—	4,170	—	—	—	4,170
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	(2,403)	(98)	—	—	—	(2,501)
Net loss	—	—	—	—	—	(75,920)	—	(75,920)
Other comprehensive loss	—	—	—	—	—	—	(8,039)	(8,039)
Balance - December 31, 2019	$—	$18	$(2,403)	$1,008,362	$—	$(91,955)	$(7,195)	$906,827
Stock-based incentive compensation	—	—	—	2,920	—	—	—	2,920
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(904)	—	—	—	(904)
Net proceeds from the issuance of common stock	—	1	—	118,933	—	—	—	118,934
Cancellation of common stock - see Note 16	—	(1)	—	1	—	—	—	—
Net loss	—	—	—	—	—	(8,076)	—	(8,076)
Other comprehensive loss	—	—	—	—	—	—	(3,977)	(3,977)
Balance - December 31, 2020	$—	$18	$(2,403)	$1,129,312	$—	$(100,031)	$(11,172)	$1,015,724
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
Under the terms of the Merger Agreement, shares of HC II common stock issued and outstanding immediately prior to the Merger Date were converted into 135,565,392 shares of BioScrip common stock, par value $0.0001 (the “BioScrip common stock”). BioScrip also issued an additional 7,048,357 shares to HC I in respect of certain outstanding unvested contingent restricted stock units of BioScrip, which were set aside to prevent dilution related to potential additional vesting on certain share-based instruments. See Note 16, Stockholders’ Equity, for additional discussion of these shares set aside. In conjunction with the Merger, holders of BioScrip preferred shares and certain warrants received 864,603 additional shares of BioScrip common stock and preferred shares were repurchased for $125.8 million of cash. In addition, all legacy BioScrip debt was settled for $575.0 million. As a result of the Merger, BioScrip’s stockholders held approximately 19.2% of the combined company, and HC I held approximately 80.8% of the combined company. Following the close of the transaction, BioScrip was rebranded as Option Care Health, Inc. (“Option Care Health”, or the “Company”). The combined company’s stock was listed on the Nasdaq Global Select Market as of December 31, 2020. See Note 3, Business Acquisitions, for further discussion of the Merger.
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 99 full service pharmacies and 46 stand-alone ambulatory infusion sites. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services.
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
The Company has investments in companies that are 50% owned and are accounted for as equity-method investments. The Company’s share of earnings from equity-method investments is included in the line entitled “Equity in earnings of joint ventures” in the consolidated statements of comprehensive income (loss). See “Equity-Method Investments” within Note 2, Summary of Significant Accounting Policies, for further discussion of the Company’s equity-method investments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Accounts Receivable — The Company’s accounts receivable is reported at the net realizable value amount that reflects the consideration the Company expects to receive in exchange for providing services, which is inclusive of adjustments for price concessions. The majority of accounts receivable are due from private insurance carriers and governmental health care programs, such as Medicare and Medicaid.
Price concessions may result from patient hardships, patient uncollectible accounts sent to collection agencies, lack of recovery due to not receiving prior authorization, differing interpretations of covered therapies in payer contracts, different pricing methodologies, or various other reasons. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), an allowance for doubtful accounts is established only as a result of an adverse change in the Company’s payers’ ability to pay outstanding billings. The allowance for doubtful accounts balance is $0 as of December 31, 2020 and 2019, respectively.
Included in accounts receivable are earned but unbilled gross receivables of $79.0 million and $68.7 million as of December 31, 2020 and 2019, respectively. Delays ranging from one day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources.
See Revenue Recognition for a further discussion of the Company’s revenue recognition policy.
Inventory — Inventory, which consists primarily of pharmaceuticals, is stated at the lower of first‑in, first‑out cost or net realizable value basis, which the Company believes is reflective of the physical flow of inventories.
During the year ended December 31, 2018, one Company location was destroyed by a hurricane, resulting in a loss of $2.9 million of inventory. This business casualty loss was recorded as a component of operating costs and expenses within the consolidated statements of comprehensive income (loss). The Company received insurance proceeds of $0.8 million during the year ended December 31, 2018, and recorded a receivable of $1.0 million. Both of these amounts were recorded as a partial offset to the business casualty loss in the consolidated statements of comprehensive income (loss). The $0.8 million of insurance proceeds were reflected as a component of cash flows from operating activities in the consolidated statements of cash flows. During the year ended December 31, 2019, $3.0 million in proceeds were received related to recovery of inventory and business interruption and was included as a component of cash flows from operating activities in the consolidated statements of cash flows. These proceeds resulted in a gain on business casualty loss of $2.0 million recorded as a component of selling, general and administrative expense in the consolidated statement of comprehensive income (loss).
Prepaid expenses and other current assets — Included in prepaid expenses and other current assets are rebates receivable from pharmaceutical and medical supply manufacturers of $35.2 million and $13.9 million for the years ended December 31, 2020 and 2019, respectively. There were no other items included in prepaid expenses and other current assets that comprised 5% or more of the balance.

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
ROU assets, which represent the Company’s right to use the leased assets, and operating lease liabilities, which represent the present value of unpaid lease payments, are both recognized by the Company at the lease commencement date. The Company utilizes its estimated incremental borrowing rate at the lease commencement date to determine the present value of unpaid lease obligations. The rates are estimated primarily using a methodology dependent on the Company’s financial condition, creditworthiness, and availability of certain observable data. In particular, the Company considers its actual cost of borrowing for collateralized loans and its credit rating, along with the corporate bond yield curve in estimating its incremental borrowing rates. ROU assets are recorded as the amount of operating lease liability, adjusted for prepayments, accrued lease payments, initial direct costs, lease incentives, and impairment of the ROU asset. Tenant improvement allowances used to fund leasehold improvements are recognized when earned and reduce the related ROU asset. Tenant improvement allowances are recognized through the ROU asset as a reduction of expense over the term of the lease.
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
The Company has lease agreements that contain both lease and non-lease components which the Company has elected to account for as a single lease component for all asset classes. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the term of the lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. See Note 8, Leases, for further discussion of leases.
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

Equity-Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying consolidated balance sheets. As of December 31, 2020 and 2019, the balance of the investments was $17.0 million and $17.0 million, respectively. The investments are increased to reflect the Company’s capital contributions and equity in earnings of the investees. The investments are decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying consolidated statements of comprehensive income (loss). The Company’s proportionate share of earnings was $3.3 million, $2.8 million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Distributions from the investees are treated as cash inflows from operating activities in the consolidated statements of cash flows. During the years ended December 31, 2020, 2019 and 2018, the Company received distributions from the investees of $3.3 million, $0.5 million and $2.0 million, respectively. See Footnote 17, Related-Party Transactions, for discussion of related-party transactions with these investees.
Hedging Instruments — The Company uses derivative financial instruments to limit its exposure to increases in the interest rate of its variable rate debt instruments. The derivative financial instruments are recognized on the consolidated balance sheets at fair value. See Note 12, Derivative Instruments, for additional information.
At inception of the hedge, the Company designated the derivative instruments as a hedge of the cash flows related to the interest on the variable rate debt. For all instruments designated as hedges, the Company documents the hedging relationships and its risk management objective of the hedging relationship. For all hedging instruments, the terms of the hedge perfectly offset the hedged expected cash flows.
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
The Company's outstanding performance obligations relate to contracts with a duration of less than one year. Therefore, the Company has elected to apply the practical expedient provided by ASC 606 and is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. Any unsatisfied or partially unsatisfied performance obligations at the end of a reporting period are generally completed prior to the patient being discharged. See Note 4, Revenue for a further discussion of revenue.

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
Income Taxes — The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are reported for book-tax basis differences and are measured based on currently enacted tax laws using rates expected to apply to taxable income in the years in which the differences are expected to reverse. The effect of a change in tax rate on deferred taxes is recognized in income tax expense in the period that includes the enactment date of the change.
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

Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 15%, 16% and 17% for the years ended December 31, 2020, 2019 and 2018, respectively. In December 2019, the Company renewed and expanded its multi-year contract with this payer. The contract renewal was effective in February 2020 for a two-year term and auto-renews at the end of that term. There were no other managed care contracts that represent greater than 10% of revenue for the years presented.
For the years ended December 31, 2020, 2019 and 2018, approximately 15%, 12% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs such as Medicare and Medicaid. As of December 31, 2020 and 2019, approximately 15% and 12%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
The Company does not require its patients nor other payers to carry collateral for any amounts owed for goods or services provided. Other than as discussed above, concentrations of credit risk relating to trade accounts receivable is limited due to the Company’s diversity of patients and payers. Further, the Company generally does not provide charity care.
For the years ended December 31, 2020 and 2019, approximately 70% and 70%, respectively, of the Company’s pharmaceutical and medical supply purchases were from three vendors. For the year ended December 31, 2018, approximately 66% of the Company’s pharmaceutical and medical supply purchases were from two vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results. Although there is uncertainty regarding the COVID-19 pandemic, as of December 31, 2020 the Company has been able to maintain adequate levels of supplies and pharmaceuticals to support its operations.
Fair Value Measurements — The fair value measurement accounting standard, ASC Topic 820, Fair Value Measurement (“ASC 820”), provides a framework for measuring fair value and defines fair value as the price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The standard establishes a valuation hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on independent market data sources. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available. The valuation hierarchy is composed of three categories. The categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The categories within the valuation hierarchy are described as follows:
•Level 1 - Inputs to the fair value measurement are quoted prices in active markets for identical assets or liabilities.
•Level 2 - Inputs to the fair value measurement include quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•Level 3 - Inputs to the fair value measurement are unobservable inputs or valuation techniques.
While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
Recently-Adopted Accounting Pronouncements — In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in current GAAP and reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019 and is to be applied using a modified retrospective transition method. The Company adopted the standard as of January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

The Company’s allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed, net of cash acquired, in the Merger is as follows (in thousands):

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
For the periods subsequent to the Merger Date that are included in the results of operations for the year ended December 31, 2019, BioScrip had net revenue of $308.9 million and a net loss of $30.1 million.
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
Home I.V. Specialists, Inc. Acquisition — In September 2018, pursuant to the Stock Purchase Agreement dated September 18, 2018, Option Care completed the acquisition of 100% of the outstanding shares of Home I.V. Specialists, Inc. (“Home I.V.”) for a purchase price of $11.6 million, net of cash acquired. The total consideration was comprised of cash paid of $9.8 million and a contingent payment of $1.8 million payable one year after the acquisition date. During the year ended December 31, 2019, the Company reduced the contingent liability by $0.3 million. During the year ended December 31, 2020, the Company determined that the contingent payment was not payable and reduced the remaining contingent liability by $1.5 million.
4. REVENUE

The following table sets forth the net revenue earned by category of payer for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Commercial payers	$2,542,985	$2,001,105	$1,699,450
Government payers	450,067	285,128	217,876
Patients	39,558	24,184	22,465
Net revenue	$3,032,610	$2,310,417	$1,939,791
5. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan and matches 100% of employee contributions, up to 4% of employee compensation. The Company recorded expense for the defined contribution plan of $9.7 million, $6.4 million and $6.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. In the years ended December 31, 2020, 2019 and 2018, Company contributions of $8.9 million, $6.6 million and $6.3 million, respectively, were paid.

6. INCOME TAXES
The income tax expense (benefit) consists of the following for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
US federal income tax expense (benefit):
Current	$(69)	$—	$—
Deferred	996	(3,072)	(2,688)
	927	(3,072)	(2,688)
State income tax expense (benefit):
Current	1,707	2,074	1,176
Deferred	199	(1,276)	(1,141)
	1,906	798	35
Total income tax expense (benefit)	$2,833	$(2,274)	$(2,653)
The difference between the statutory federal income tax rate and the effective tax rate is as follows for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
US federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes net of federal tax benefit	(29.5)	(0.5)	2.4
Valuation allowance	(29.9)	(13.4)	0.0
Stock-based compensation	6.7	0.0	0.0
Non-deductible compensation	(16.3)	(0.7)	0.0
Changes in uncertain tax positions	0.0	0.0	14.7
Non-deductible expenses	(8.2)	(2.8)	(7.5)
Other, net	2.2	(0.7)	(0.3)
Effective income tax rate	(54.0)%	2.9%	30.3%

The components of deferred income tax assets and liabilities using the 21% U.S. Federal statutory tax rate were as follows as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Deferred tax assets:
Price concessions	$6,907	$12,302
Compensation and benefits	4,058	3,672
Interest limitation carryforward	39,094	38,623
Operating lease liability	22,644	19,462
Net operating losses	155,922	147,749
Other	8,682	5,506
Deferred tax assets before valuation allowance	237,307	227,314
Valuation allowance	(112,085)	(109,531)
Deferred tax assets net of valuation allowance	125,222	117,783

Deferred tax liabilities:
Accelerated depreciation	(12,593)	(10,376)
Operating lease right-of-use asset	(17,186)	(15,442)
Intangible assets	(67,127)	(71,204)
Goodwill	(28,976)	(20,250)
Other	(2,679)	(2,654)
Deferred tax liabilities	(128,561)	(119,926)
Net deferred tax liabilities	$(3,339)	$(2,143)
As a result of the Merger, the Company recorded a full valuation allowance against all of its net U.S. federal and state deferred tax assets except for certain state net operating losses (“NOL”) which were estimated to be $0.4 million as of December 31, 2020. The initial recognition of this valuation allowance by the Company was reflected in the opening balance sheet of BioScrip and, to that extent, did not impact the Company’s tax expense (benefit) for the years ended December 31, 2020 and 2019. The valuation allowance for deferred tax assets as of December 31, 2020 was $112.1 million.
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
The Company is subject to taxation in the United States and various states. As a result of the Merger, BioScrip carried over $458.9 million of federal net operating losses, $479.6 million of state net operating losses, and $85.0 million of interest limitation carryforwards. At December 31, 2020, the Company had $577.9 million of gross federal NOL carryforwards of which $438.1 million are available to offset future taxable income in the United States. These NOL’s will begin to expire in 2026 if not utilized. The remaining gross federal NOL’s of $139.8 million at December 31, 2020 are expected to expire unutilized due to limitations under Internal Revenue Code Section 382. At December 31, 2019, the Company had $548.0 million of gross federal NOL’s. At December 31, 2020 and 2019, the Company had $154.8 million and $145.6 million of interest limitation carryforwards. At December 31, 2020 and 2019, the Company also had $600.1 million and $578.5 million of cumulative gross state NOL carryforwards available to offset future taxable income in various states. These state NOL’s will begin to expire starting in 2021 if not utilized.

At December 31, 2020 and 2019, the unrecognized tax benefits for uncertain tax positions was $0.

The following table presents the valuation allowance for deferred tax assets for the years ended December 31, 2020, 2019 and 2018 (in thousands):

		Additions
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged to Other Accounts	Balance at End Period

2018: Valuation allowance for deferred tax assets	$1,263	$110	$—	$1,373

2019: Valuation allowance for deferred tax assets	$1,373	$15,395	$92,763	$109,531

2020: Valuation allowance for deferred tax assets	$109,531	$1,549	$1,005	$112,085
Currently, the Company is not subject to any U.S. Federal income tax audits. The Company is subject to various state tax audits, and believes that the outcome of these audits will not have a material impact on the Company.
The Company recorded no income tax expense or benefit for the year ended December 31, 2020 associated with the tax provisions of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). However, certain adjustments were made to the Company’s components of deferred tax assets and liabilities to reflect the tax provisions of the CARES Act. These adjustments were the result of the CARES Act’s tax provisions associated with interest expense limitations and bonus depreciation on leasehold improvements. These adjustments to the Company’s components of deferred tax assets and liabilities were offset by one another or the Company’s valuation allowance.
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
As a result of the Merger, all historical per share data and number of shares and equity awards were retroactively adjusted. The (loss) earnings is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the years ended December 31, 2020 and 2019 excludes the effect of shares that would be issued in connection with warrants, stock options and restricted stock awards, as their inclusion would be anti-dilutive to the loss per share. As of December 31, 2020 there were 2,285,784 warrants, 412,831 stock options and 549,650 restricted stock awards outstanding that were excluded from the calculation as they would be anti-dilutive. As of December 31, 2019 there were 2,328,120 warrants, 644,975 stock options and 231,562 restricted stock awards outstanding that were excluded from the calculation as they were anti-dilutive. There were no dilutive potential common shares for the years ended December 31, 2018.
The following table presents the Company’s basic and diluted (loss) earnings per share and shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(8,076)	$(75,920)	$(6,115)
Denominator:
Weighted average number of common shares outstanding	180,971	156,280	142,614
Loss per Common Share:
Loss per common share, basic and diluted	$(0.04)	$(0.49)	$(0.04)

8. LEASES
On January 1, 2018, the Company adopted ASC 842, Leases, using an optional transition method that permitted application of the standards as of the effective date without requiring the standard to be applied to the comparative periods presented in the consolidated financial statements. The Company elected the transition package of three practical expedients, which allowed the Company not to reassess prior conclusions about lease identification, lease classification and initial, direct costs. The Company did not elect the practical expedient to use hindsight and accordingly, the initial lease term did not differ under the new standards versus prior accounting practice.
During the years ended December 31, 2020 and 2019, the Company incurred operating lease expenses of $30.8 million and $25.8 million including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the consolidated statements of comprehensive income (loss). As of December 31, 2020, the weighted-average remaining lease term was 6.7 years and the weighted-average discount rate was 5.18%.
Operating leases mature as follows (in thousands):

Year Ending December 31	Minimum Payments
2021	$23,770
2022	19,216
2023	15,804
2024	11,684
2025	9,369
2026 and beyond	30,168
Total lease payments	110,011
Less: Interest	(20,349)
Present value of lease liabilities	$89,662
During the year ended December 31, 2020, the Company commenced new leases, extensions and amendments, resulting in non-cash investing and financing activities in the consolidated statements of cash flows of $29.1 million related to the increases in the operating lease right-of-use asset and operating lease liabilities, respectively. During the year ended December 31, 2019, the Company did not enter into any significant new operating or financing leases. As of December 31, 2020, the Company did not have any significant operating or financing leases that had not yet commenced.
During the year ended December 31, 2018, the Company incurred rent expense of $17.3 million, under ASC Topic 840, Leases, which was included as a component of selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

9. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Infusion pumps	$31,678	$30,416
Equipment, furniture and other	47,886	51,454
Leasehold improvements	87,483	80,916
Computer software, purchased and internally developed	27,799	34,884
Assets under development	10,793	14,150
	205,639	211,820
Less: accumulated depreciation	84,490	78,622
Property and equipment, net	$121,149	$133,198
Depreciation expense is recorded within cost of revenue and operating expenses within the consolidated statements of comprehensive income (loss), depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year ended December 31,
	2020	2019	2018
Depreciation expense in cost of revenue	$6,586	$4,179	$2,993
Depreciation expense in operating expenses	36,180	27,629	18,490
Total depreciation expense	$42,766	$31,808	$21,483
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
A qualitative impairment analysis was performed in the fourth quarter of 2020 and 2019 to assess whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying value. The Company assessed relevant events and circumstances including macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and changes in the Company’s stock price. The Company determined that there was no goodwill impairment in 2020 or 2019.
A quantitative impairment analysis was performed in the fourth quarter of 2018, and the Company estimated the fair value of its reporting unit using an income approach. The income approach requires management to estimate a number of factors for its reporting unit, including projected future operating results, economic projections, anticipated future cash flows, and discount rates. The fair value determined using the income approach was then compared to marketplace fair value data from within a comparable industry grouping for reasonableness. The Company determined that there was no goodwill impairment in 2018.
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
Changes in the carrying amount of goodwill consist of the following activity for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Balance at December 31, 2017	$627,392
Acquisitions	5,077
Balance at December 31, 2018	$632,469
Acquisitions	793,073
Balance at December 31, 2019	$1,425,542
Purchase accounting adjustments	3,068
Balance at December 31, 2020	$1,428,610

The carrying amount and accumulated amortization of intangible assets consists of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Gross intangible assets:
Referral sources	$438,121	$438,121
Trademarks/names	44,536	44,536
Other amortizable intangible assets	402	402
Total gross intangible assets	483,059	483,059

Accumulated amortization:
Referral sources	(110,498)	(84,295)
Trademarks/names	(21,146)	(12,748)
Other amortizable intangible assets	(363)	(106)
Total accumulated amortization	(132,007)	(97,149)
Total intangible assets, net	$351,052	$385,910
Amortization expense for intangible assets was $35.1 million, $26.1 million and $19.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Expected future amortization expense for intangible assets recorded at December 31, 2020, is as follows (in thousands):

2021	$32,015
2022	28,338
2023	28,338
2024	28,338
2025	28,338
2026 and beyond	205,685
Total	$351,052

11. INDEBTEDNESS
Long-term debt consisted of the following as of December 31, 2020 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL Facility	$—	$—	$—	$—
First Lien Term Loan	915,750	(7,253)	(19,710)	888,787
Second Lien Notes	245,781	(6,102)	(4,113)	235,566
	$1,161,531	$(13,355)	$(23,823)	1,124,353
Less: current portion				(9,250)
Total long-term debt				$1,115,103
Long-term debt consisted of the following as of December 31, 2019 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL Facility	$—	$—	$—	$—
First Lien Term Loan	925,000	(8,399)	(22,825)	893,776
Second Lien Notes	412,256	(11,672)	(7,864)	392,720
	$1,337,256	$(20,071)	$(30,689)	1,286,496
Less: current portion				(9,250)
Total long-term debt				$1,277,246
Retired Debt Obligations — Prior to the Merger, the Company had two credit arrangements that provided for up to $645.0 million in senior secured credit facilities through an $80.0 million revolving credit facility (the “Previous Revolving Credit Facility”), a $415.0 million first lien term loan (the “Previous First Lien Term Loan”), and a $150.0 million second lien term loan (the “Previous Second Lien Term Loan”, and together with the Previous First Lien Term Loan, the “Previous Term Loans”, and the Previous Term Loans, together with the Previous Revolving Credit Facility, the “Previous Credit Facilities”). The principal balance on the Previous First Lien Term Loan was repayable in quarterly installments of $1.0 million.
On August 6, 2019, the Company repaid the outstanding balance of Previous Term Loans and retired the outstanding Previous Credit Facilities by entering into two new credit arrangements and a notes indenture, described below under “New Debt Obligations”. The weighted average interest rate paid on the Previous First Lien Term Loan was 6.20% for the year ended December 31, 2019, prior to the retirement of the debt obligations. The weighted average interest paid on the Previous Second Lien Term Loan was 11.36% for the year ended December 31, 2019, prior to the retirement of the debt obligations.

New Debt Obligations — In conjunction with the Merger, the Company entered into an asset-based-lending revolving credit facility administered by Bank of America, N.A. The Company also issued senior secured second lien PIK toggle floating rate notes due 2027 (the “Second Lien Notes”) under an indenture with Ankura Trust Company, LLC. The two new credit agreements and the indenture were entered into on August 6, 2019 and initially provided for up to $1,475.0 million in senior secured credit facilities through a $150.0 million asset-based-lending revolving credit facility (the “ABL Facility”), a $925.0 million first lien term loan (the “First Lien Term Loan”, and together with the ABL Facility, the “Loan Facilities”), and a $400.0 million issuance of Second Lien Notes.
The ABL Facility initially provided for borrowings up to $150.0 million, which matures on August 6, 2024. During the year ended December 31, 2020, the Company increased the borrowing capacity of its ABL Facility from $150.0 million to $175.0 million. The ABL Facility bears interest at a per annum rate initially provided that is determined by the Company’s periodic selection of rate type, either the Base Rate or the Eurocurrency Rate. Interest on the ABL Facility is charged on Base Rate loans at the greater of Base Rate, as defined, or 0.25% plus 1.25% to 1.75%, depending on the historical excess availability as a percentage of the Line Cap, as defined in the ABL Facility credit agreement. Interest on the ABL Facility is charged on Eurocurrency Rate Loans at the Eurocurrency Rate, as defined, plus 2.25% to 2.75%, depending on the historical excess availability as a percentage of the Line Cap, as defined in the ABL Facility credit agreement. The ABL Facility contains commitment fees payable on the unused portion ranging from 0.25% to 0.375%, depending on various factors including the Company’s leverage ratio, type of loan and rate type, and letter of credit fees of 2.50%. Borrowings under the ABL Facility are secured by a first priority security interest in the Company’s and each of its subsidiaries’ inventory, accounts receivable, cash, deposit accounts and certain assets and property related thereto (the “ABL Priority Collateral”), in each case subject to certain exceptions, and a third priority security interest in the Term Loan Priority Collateral, as defined below. The Company had no outstanding borrowings under the ABL Facility at December 31, 2020 and 2019. The Company had $9.6 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL of $165.4 million as of December 31, 2020.
The principal balance of the First Lien Term Loan is repayable in quarterly installments which commenced in March 2020 of $2.3 million plus interest, with a final payment of all remaining outstanding principal due on August 6, 2026. Interest on the First Lien Term Loan is payable monthly on Base Rate loans at Base Rate, as defined, plus 3.25% to 3.50%, depending on the Company’s leverage ratio. Interest is charged on Eurocurrency Rate loans at the Eurocurrency Rate, as defined, plus 4.25% to 4.50%, depending on the Company’s leverage ratio. The interest rate on the First Lien Term Loan was 4.40% and 6.20% as of December 31, 2020 and 2019, respectively. The weighted average interest rate incurred was 5.09% for the year ended December 31, 2020. The weighted average interest rate incurred was 6.47% for the period August 6, 2019 through December 31, 2019. Amounts borrowed under the First Lien Term Loan are secured by a first priority security interest in each of the Company’s subsidiaries’ capital stock (subject to certain exceptions) and substantially all of the Company’s property and assets (other than the ABL Priority Collateral), (the “Term Loan Priority Collateral”), in each case subject to certain exceptions, and a second priority security interest in the ABL Priority Collateral.
The Second Lien Notes mature on August 6, 2027. Interest on the Second Lien Notes is payable quarterly and is at London Interbank Offered Rate (“LIBOR”), plus 8.75%. The Company elected to pay-in-kind (“PIK”) the first quarterly interest payment, due in November 2019, which resulted in the Company capitalizing $12.3 million in interest to the principal balance on the interest payment date. The Company also elected to PIK the quarterly interest payment due in August 2020, which resulted in the Company capitalizing $7.5 million in interest expense to the principal balance of the Second Lien Notes on the interest payment date. In connection with the PIK elections, the Company was charged an additional 1.00% in interest expense on those quarterly interest payments. The interest rate on the Second Lien Notes was 8.98% and 10.66% as of December 31, 2020 and 2019. The weighted average interest incurred was 9.39% for the year ended December 31, 2020. The weighted average interest incurred was 11.45% for the period August 6, 2019 through December 31, 2019.
During the year ended December 31, 2020, the Company completed a public offering of stock for proceeds of $118.9 million. Those proceeds, along with additional cash on hand, were used to prepay $174.0 million of the Second Lien Notes, which is reflected as a cash outflow from financing activities in the Company’s consolidated statements of cash flows. The Company recognized a loss on extinguishment of debt of $11.5 million, of which $3.5 million related to the prepayment penalty and $8.0 million related to deferred financing fees which were written off upon extinguishment. The $3.5 million prepayment penalty was reflected as a cash outflow from financing activities in the Company’s consolidated statements of cash flows. The loss on extinguishment was recorded as a component of other, net in the Company’s consolidated statements of comprehensive income (loss). See Note 16, Stockholders’ Equity, for further discussion of the public offering.

During the year ended December 31, 2019, the Company assessed whether the repayment of the Previous Term Loans and subsequent issuance of the First Lien Term Loan and the Second Lien Notes resulted in an insubstantial modification or an extinguishment of the existing debt for each loan in the syndication by grouping lenders as follows: (i) Lenders participating in both the Previous Credit Facilities and the new Loan Facilities and Second Lien Notes; (ii) previous lenders that exited; and (iii) new lenders. The Company determined that $226.7 million of the Previous First Lien Term Loan was extinguished and none of the Previous Second Lien Term Loan was extinguished, which is disclosed as an outflow from financing activities in the consolidated statements of cash flows. The Company determined that $752.4 million of new debt was issued related to the First Lien Term Loan and $250.0 million of new debt was issued related to the Second Lien Notes, which is disclosed as an inflow from financing activities in the consolidated statements of cash flows. In connection with the issuance of the First Lien Term Loan, the Second Lien Notes, and the ABL Facility, the Company incurred $52.6 million in debt issuance costs and third-party fees, of which $48.1 million was capitalized, $1.3 million was expensed as a component of other expense and $3.2 million was expensed as a loss on extinguishment as a component of other expense. Further, $21.3 million of the total fees incurred of $52.6 million was netted against the $981.1 million of proceeds from debt as a component of the cash flows from financing activities, $30.0 million was presented as deferred financing costs as a component of cash flows from financing activities, and the remaining $1.3 million was included in cash flows from operating activities.
During the year ended December 31, 2019, the Company recognized a loss on extinguishment of debt of $5.5 million, of which $3.2 million related to debt issue costs incurred with the issuance of the Loan Facilities and Second Lien Notes, as discussed above, and $2.3 million related to deferred financing fees on the Previous Credit Facilities, which were written off upon extinguishment. All remaining deferred financing fees related to the Previous Credit Facilities of $7.6 million were attributed to modified loans, which are capitalized and will be amortized over the remaining term of the Loan Facilities and Second Lien Notes.
Long-term debt matures as follows (in thousands):

Year Ending December 31,	Minimum Payments
2021	$9,250
2022	9,250
2023	9,250
2024	9,250
2025	9,250
2026 and beyond	1,115,281
Total	$1,161,531
In January 2021, the Company entered into an amendment on the First Lien Term Loan, which resulted in an additional $250.0 million of incremental First Lien Term Loan indebtedness being issued, which was used to prepay the remaining $245.8 million outstanding balance of the Second Lien Notes. See Note 19, Subsequent Events, for further discussion.
During the year ended December 31, 2020, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 12, Derivative Instruments, for further discussion.

The following table presents the estimated fair values of the Company’s debt obligations as of December 31, 2020 (in thousands):

Financial Instrument	Carrying Value as of December 31, 2020	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Note Facility	$888,787	$—	$913,461	$—
Second Lien Note Facility	235,566	—	—	266,438
Total debt instruments	$1,124,353	$—	$913,461	$266,438
The following table sets forth the changes in Level 3 measurements for the year ended December 31, 2020 (in thousands):

Level 3 Measurements
Second Lien Notes fair value as of January 1, 2020	$411,119
Principal prepayment	(174,000)
Interest rate PIK	7,525
Change in fair value	21,794
Second Lien Notes fair value as of December 31, 2020	$266,438
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
In August 2019, the Company entered into interest rate swap agreements that reduce the variability in the interest rates on the newly-issued debt obligations. The first interest rate swap for $925.0 million notional was effective in August 2019 with $911.1 million designated as a cash flow hedge against the underlying interest rate on the First Lien Term Loan interest payments indexed to one-month LIBOR through August 2021. In accordance with ASU 2017-12, Targeted Improvements to Accounting for Hedges, the Company has determined that the $911.1 million designated cash flow hedge is perfectly effective. The remaining $13.9 million notional amount of the first interest rate swap is not designated as a hedging instrument. The second interest rate swap for $400.0 million notional was effective in November 2019 and was designated as a cash flow hedge against the underlying interest rate on the Second Lien Notes interest payment indexed to three-month LIBOR through November 2020.
In May 2020, the Company elected to PIK the Second Lien Notes’ quarterly interest payment due in August 2020. Upon making the PIK election, the Company determined that the hedged interest payment would no longer occur, resulting in an ineffective hedge, so the Company discontinued hedge accounting on its $400.0 million notional interest rate swap. As a result, the Company reclassified accumulated comprehensive loss of $3.7 million to interest expense, net in the consolidated statements of comprehensive income (loss). The gains and losses associated with the $400.0 million notional swap were recognized in net income (loss) through interest expense until the swap expired in November 2020. See Note 11, Indebtedness, for further discussion of the PIK.

The following table summarizes the amount and location of the Company’s derivative instruments in the consolidated balance sheets (in thousands):

	Fair value - Derivatives in liability position
Derivative	Balance Sheet Caption	December 31, 2020	December 31, 2019
Interest rate swaps designated as cash flow hedges	Accrued expenses and other current liabilities	$11,172	$1,275
Interest rate swaps not designated as hedges	Accrued expenses and other current liabilities	170	—
Interest rate swaps designated as cash flow hedges	Other noncurrent liabilities	—	5,920
Interest rate swaps not designated as hedges	Other noncurrent liabilities	—	90
Total derivatives		$11,342	$7,285
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

	Years Ended December 31,
Derivative	2020	2019	2018
Interest rate caps designated as cash flow hedges	$—	$(1,103)	$1,008
Interest rate swaps designated as cash flow hedges	(7,723)	(7,195)	—
Interest rate swaps that discontinued hedge accounting	3,746	—	—
Total	$(3,977)	$(8,298)	$1,008
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s consolidated statement of comprehensive income (loss) related to the Company’s derivative instruments (in thousands):

		Year Ended December 31,
Derivative	Income Statement Caption	2020	2019	2018
Interest rate caps designated as cash flow hedges	Interest expense	$—	$(125)	$300
Interest rate swaps designated as cash flow hedges	Interest expense	(12,799)	(115)	—
Interest rate swaps not designated as hedges	Interest expense	(34)	(92)	—
Interest rate swaps that discontinued hedge accounting	Interest expense	(3,746)	—	—
Total		$(16,579)	$(332)	$300
The Company expects to reclassify $11.2 million of total interest rate costs from accumulated other comprehensive loss against interest expense during the next 12 months.

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
First Lien Term Loan: The fair value of the First Lien Term Loan is derived from a broker quote on the loans in the syndication (Level 2 inputs). See Note 11, Indebtedness, for further discussion of the carrying amount and fair value of the First Lien Term Loan.
Second Lien Notes: The fair value of the Second Lien Notes is derived from a cash flow model that discounted the cash flows based on market interest rates (Level 3 inputs). See Note 11, Indebtedness, for further discussion of the carrying amount and fair value of the Second Lien Notes.
Interest rate swaps: The fair values of interest rate swaps are derived from the interest rates prevalent in the market and future expectations of those interest rates (Level 2 inputs). The Company determines the fair value of the investments based on quoted prices from third-party brokers. See Note 12, Derivative Instruments, for further discussion of the fair value of the interest rate swaps.
Interest rate caps: The fair values of interest rate caps are derived from the interest rates prevalent in the market and future expectations of those interest rates (Level 2 inputs). The Company determines the fair value of the investments based on quoted prices from third-party brokers. In April 2019, Option Care terminated its interest rate caps. See Note 12, Derivative Instruments, for further discussion of the fair value of the interest rate caps.
There were no other assets or liabilities measured at fair value at December 31, 2020 or 2019.
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
Stock Options — Options granted under the 2018 Plan typically vest over a three- or four-year period and, in certain instances, may fully vest upon a change in control of the Company. The options also typically have an exercise price that may not be less than 100% of its fair market value on the date of grant and are exercisable seven to ten years after the date of grant, subject to earlier termination in certain circumstances.
Compensation expense from stock options is recognized on a straight-line basis over the requisite service period. During the years ended December 31, 2020 and 2019, the Company recognized compensation expense related to stock options of $0.4 million and $0.4 million. The Company did not recognize any compensation expense related to stock options prior to the Merger.
The weighted average grant-date fair value of options granted during the year ended December 31, 2020 was $5.94. The Company did not grant any options during the years ended December 31, 2019 or 2018. The fair value of stock options granted was estimated on the date of grant using a Black-Scholes pricing model. The assumptions used to compute the fair value of options for the year ended December 31, 2020 are as follows:

Expected volatility	45.7%
Risk-free interest rate	0.53%
Expected life of options	6.3 years
Dividend rate	—
A summary of stock option activity for the year ended December 31, 2020 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life
Balance at December 31, 2019	644,975	$15.36	$2,754
Granted	204,928	$13.34	$471
Exercised	(266,065)	$7.63	$2,548
Forfeited and expired	(171,007)	$26.36	$88
Balance at December 31, 2020	412,831	$14.77	$1,320	6.7 years
Exercisable at December 31, 2020	197,735	$16.51	$789	4.2 years
During the year ended December 31, 2020, shares were surrendered to satisfy tax withholding obligations on the exercise of stock options with a cost basis of $2.7 million. During the year ended December 31, 2019, shares were surrendered to satisfy tax withholding obligations on the exercise of stock options with a cost basis of $0.4 million, which are all held as treasury stock as of December 31, 2020. During the year ended December 31, 2020, $0.4 million of cash was received from stock option exercises under share-based payment arrangements. No cash was received from stock option exercises under share-based payment arrangements for the years ended December 31, 2019 or 2018.

The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2020 expire on various dates ranging from January 2021 through March 2030. The following table outlines the outstanding and exercisable stock options as of December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0.00 - $8.24	9,901	$6.52	6.1 years	9,901	$6.52
$8.24 - $16.52	345,180	$12.08	7.5 years	130,084	$10.27
$16.52 - $24.76	25,500	$22.61	2.7 years	25,500	$22.61
$24.76 - $33.00	15,000	$30.41	2.3 years	15,000	$30.41
$33.00 - $41.28	—	$—	0.0 years	—	$—
$41.28 - $49.52	12,500	$44.16	1.3 years	12,500	$44.16
$49.52 - $57.76	3,500	$56.24	2.0 years	3,500	$56.24
$57.76 - $66.00	—	$—	0.0 years	—	$—
$66.00 - $74.28	1,250	$66.52	2.6 years	1,250	$66.52
All options	412,831			197,735
As of December 31, 2020, there was $1.0 million of unrecognized compensation expense related to unvested option grants that is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock — Restricted stock grants subject solely to an employee’s continued service with the Company generally will become fully vested within one to four years from the grant date and, in certain instances, may fully vest upon a change in control of the Company. Restricted stock grants subject solely to a Director’s continued service with the Company generally will become fully vested within one year from the date of grant.
Compensation expense from restricted stock is recognized on a straight-line basis over the requisite service period. During the years ended December 31, 2020 and 2019, the Company recognized compensation expense related to restricted stock awards of $2.3 million and $1.9 million, respectively. The Company did not recognize any compensation expense related to restricted stock awards prior to the Merger.
A summary of restricted stock award activity for the year ended December 31, 2020 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	231,562	$10.68
Granted	490,557	$13.32
Vested and issued	(120,782)	$12.15
Forfeited and expired	(51,687)	$12.92
Balance at December 31, 2020	549,650	$13.26
During the year ended December 31, 2020, shares were surrendered to satisfy tax withholding obligations on the vesting of restricted stock awards with a cost basis of $0.3 million. During the year ended December 31, 2019, shares were surrendered to satisfy tax withholding obligations on the vesting of restricted stock awards with a cost basis of $2.1 million, of which $2.0 million is held as treasury stock as of December 31, 2019.
As of December 31, 2020, there was $6.0 million in unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years. The total fair value of restricted stock awards vested during the years ended December 31, 2020, 2019 and 2018 was $1.5 million, $1.9 million and $0, respectively.

HC I Incentive Units — Beginning in October 2015, HC I implemented an equity incentive plan for certain officers and employees of the Company. Incentive units are equity-based awards subject to time and performance vesting restrictions. The compensation expense related to this plan has been reflected in the Company’s financial statements.
In accordance with ASC Topic 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the vesting period of the award or the employee’s retirement eligible date, if earlier. During the years ended December 31, 2020, 2019 and 2018, the Company recognized compensation expense related to the HC I incentive units of $0.2 million, $1.9 million and $2.1 million, respectively.
No awards were issued during the year ended December 31, 2020. The fair value of each award was determined using a Monte-Carlo simulation with the following weighted average assumptions:

Risk-free interest rate (1)	2.25%
Average time to liquidity (years) (2)	2.1 years
Volatility (3)	47.00%
Discount for lack of marketability (4)	30.00%
Weighted-average grant-date fair value per share	$1.13

(1) Represents the US Treasury security rate for the expected time to liquidity event.
(2) Represents the period of time expected prior to liquidity event.
(3) Based on historical volatility of comparable public companies.
(4) Represents a discount taken to reflect the private nature of the investment.

16. STOCKHOLDERS’ EQUITY
On January 3, 2020, the Company’s board of directors and HC I, the stockholder of a majority of the Company’s common stock, approved a reverse stock split of the Company’s issued and outstanding common stock on a one share for four share basis and appropriately amended the Company’s Third Amended and Restated Certificate of Incorporation to reflect the change. On February 3, 2020, the reverse stock split became effective. In connection with the reverse stock split, the Company changed its ticker symbol from “BIOS” to “OPCH” and transferred the Company’s common stock from the Nasdaq Capital Market to the Nasdaq Global Select Market. The par value of the Company’s common stock remained unchanged as a result of the reverse stock split, resulting in a decrease to the aggregate par value of common stock and corresponding increase to paid-in capital in the Company’s consolidated financial statements, which was retrospectively applied to all periods presented in the financial statements. All common shares, warrants and stock awards presented in the consolidated financial statements have been retrospectively adjusted for the reverse stock split.
During the year ended December 31, 2020, the Company completed a public offering of 20,700,000 shares of the Company’s common stock at a price of $12.50 per share, consisting of 10,000,000 shares of common stock issued and sold by the Company and 10,700,000 shares of common stock sold by HC I. The Company received net proceeds from the offering of $118.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Also, during the year ended December 31, 2020, HC I completed an additional secondary offering of 10,600,000 shares of common stock. Following the offerings, HC I holds approximately 63.6% of the common stock of the Company. The Company used the proceeds from the offering, along with additional cash on hand, to repay $174.0 million on the principal balance of its Second Lien Notes outstanding. See Note 11, Indebtedness, for further discussion of the repayment of the Second Lien Notes.
2017 Warrants — Prior to the Merger, BioScrip issued warrants to certain debt holders pursuant to a Warrant Purchase Agreement dated as of June 29, 2017. In conjunction with the Merger, the 2017 Warrants were amended to entitle the purchasers of the warrants to purchase 2.1 million shares of common stock. The 2017 Warrants have a 10-year term and an exercise price of $8.00 per share and may be exercised by payment of the exercise price in cash or surrender of shares of common stock into which the 2017 Warrants are being converted in an aggregate amount sufficient to pay the exercise price. The 2017 Warrants are classified as equity instruments, and the fair value of these warrants of $14.1 million was recorded in paid-in capital as of the Merger Date. During the years ended December 31, 2020 and 2019, warrant holders exercised warrants to purchase 0.0 million and 0.7 million shares of common stock. No proceeds were received from these exercises as the warrant holders elected to surrender shares to pay the exercise price. At December 31, 2020 and 2019, the remaining warrant holders are entitled to purchase 1.4 million shares of common stock, respectively.
2015 Warrants — Prior to the Merger, BioScrip issued warrants pursuant to a Common Stock Warrant Agreement dated as of March 9, 2015 which entitle the holders to purchase 0.9 million shares of common stock. The 2015 Warrants have a 10-year term and have exercise prices in a range of $20.68 per share to $25.80 per share. The 2015 Warrants were assumed by the Company in conjunction with the Merger and are classified as equity instruments, and the fair value of these warrants of $4.6 million was recorded in paid in capital as of the Merger Date.
Home Solutions Restricted Stock — In conjunction with BioScrip’s 2016 acquisition of Home Solutions, Inc., 1.8 million restricted shares of common stock were issued, of which 0.8 million of these units vest upon the closing price of the Company’s common stock averaging at or above $16.00 per share over 20 consecutive trading days prior to December 31, 2019 and 1.0 million of these units vest upon the closing price of the Company’s common stock averaging at or above $20.00 per share over 20 consecutive trading days prior to December 31, 2019. The restricted stock expired on December 31, 2019. As discussed in Note 1, Nature of Operations and Presentation of Financial Statements, 7,048,357 common shares issued to HC I in conjunction with the Merger were set aside to prevent dilution related to the vesting of the Home Solutions restricted stock. During the year ended December 31, 2020, this matter was resolved with no common shares being issued to Home Solutions, Inc., and the 7,048,357 shares, at $0.0001 par value, set aside were cancelled as unvested and removed from the Company’s common shares issued and outstanding.
Treasury Stock — During the year ended December 31, 2019, 290,117 shares were surrendered to satisfy tax withholding obligations on the exercise of stock options and the vesting of restricted stock awards with a cost basis of $2.5 million, of which $2.4 million remains held in treasury as of December 31, 2020 and 2019. At December 31, 2020 and 2019, the Company held 383,722 shares of treasury stock.
Preferred Stock — In conjunction with the Merger, all legacy BioScrip preferred stock was settled, and no preferred stock is outstanding as of December 31, 2020 or 2019.

17. RELATED-PARTY TRANSACTIONS
Management Services — In conjunction with the Option Care acquisition from Walgreen Co. in 2015, the Company entered into two separate Management Services Agreements with Madison Dearborn Partners VI-B, L.P. and Walgreen Co. Each Management Services Agreement required the Company to pay $0.3 million to each party quarterly beginning July 1, 2015 for on-going management, consulting and financial services provided to the Company. Following the close of the Merger, both Management Services Agreements were terminated. The Company did not incur any management services expense during the year ended December 31, 2020. In 2019, prior to the Merger, the Company incurred $1.5 million of management services expense, which has been reflected as a component of selling, general and administrative expense in the consolidated statements of comprehensive income (loss) for the year ended December 31, 2019. During the year ended December 31, 2018, management services expense of $2.0 million was recorded as a component of selling, general, and administrative expense in the consolidated statements of comprehensive income (loss).
Management Equity Ownership Plan — In October 2015, HC I implemented an equity ownership and incentive plan for certain officers and employees of Option Care. The officers were able to purchase membership units in HC I and could fund a portion of the purchase with a loan from Option Care. These loans were treated as a shareholder contribution in Option Care. For the years ended December 31, 2020, 2019 and 2018, $0, $0 and $0.4 million, respectively, were credited to paid-in capital related to HC I membership units purchased with a loan from Option Care. There were no shareholder redemptions during the year ended December 31, 2020. During the year ended December 31, 2019, shareholder redemptions totaled $2.4 million, comprised of a cash distribution to HC I of $2.0 million and notes redeemed of $0.4 million. There were no shareholder redemptions during the year ended December 31, 2018.
During the year ended December 31, 2019, prior to the Merger, Option Care sold its notes receivable from management, along with all accrued interest expense, to a third-party bank. Option Care received cash proceeds of $1.3 million, which represented payment of $1.1 million in outstanding notes receivable from management and payment of $0.2 million in accrued interest expense. There were no notes receivable from management outstanding as of December 31, 2020 and 2019. As of December 31, 2018, notes receivable from management and associated interest receivable of $1.6 million are recorded in management notes receivable as a reduction to equity in the Company’s consolidated statements of stockholders’ equity.
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $2.9 million, $2.5 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Management fees are recorded in net revenues in the accompanying consolidated statements of comprehensive income (loss).
The Company had amounts due from its joint ventures of $2.4 million as of December 31, 2020. The Company had amounts due to its joint ventures of $4.3 million as of December 31, 2019. These receivables were included in prepaid expenses and other current assets in the accompanying balance sheets and these payables were included in accrued expenses and other current liabilities in the accompanying balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories purchased by the Company on behalf of the joint ventures.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
A summary of unaudited quarterly financial information for the years ended December 31, 2020 and 2019 is as follows (in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2020
Net revenue	$705,440	$740,848	$781,609	$804,713
Gross profit	158,029	166,320	174,153	183,762
Operating income	8,648	23,208	34,556	44,343
Net (loss) income	$(19,910)	$(7,668)	$1,663	$17,839

(Loss) earnings per share, basic	$(0.11)	$(0.04)	$0.01	$0.10
(Loss) earnings per share, diluted	$(0.11)	$(0.04)	$0.01	$0.10

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2019
Net revenue	$476,492	$497,266	$615,880	$720,779
Gross profit	98,194	101,390	137,773	175,642
Operating income (loss)	5,438	(8,005)	(11,725)	13,973
Net loss	$(3,712)	$(13,603)	$(42,794)	$(15,811)

Loss per share, basic	$(0.03)	$(0.10)	$(0.26)	$(0.09)
Loss per share, diluted	$(0.03)	$(0.1)	$(0.26)	$(0.09)
The net loss in the third quarter of 2019 included transaction expenses, integration costs and loss on extinguishment of debt incurred in conjunction with the Merger.
19. SUBSEQUENT EVENTS
The Company has evaluated whether any subsequent events occurred since December 31, 2020 and noted the following subsequent event:
In January 2021, the Company entered into an amendment on the First Lien Term Loan (the “First Lien Credit Agreement Amendment”). The First Lien Credit Agreement Amendment resulted in an additional $250.0 million of incremental First Lien Term Loan indebtedness being issued and reduced the interest rate on all outstanding First Lien Term Loan indebtedness from LIBOR plus 4.25% to LIBOR plus 3.75%. The proceeds of the $250.0 million incremental First Lien Term Loan indebtedness were used to prepay the remaining $245.8 million outstanding balance of the Second Lien Notes. In connection with the First Lien Credit Agreement Amendment and prepayment of the Second Lien Notes the Company incurred debt prepayment penalties of $4.9 million, third party fees of $1.3 million and original issue discount of $1.0 million. Following the First Lien Credit Agreement Amendment, the First Lien Term Loan is repayable in quarterly installments of $2.9 million plus interest, with a final payment of all remaining outstanding principal due on August 6, 2026.

In February 2021, HC I completed a secondary offering of 17,250,000 shares of the Company’s common stock. Following the offering, HC I holds approximately 54% of the Company’s common stock.

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
Our management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting. Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), management concluded that the internal control over financial reporting was effective as of December 31, 2020.
All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Controls over Financial Reporting
As described in Part II, Item 9a of our Annual Report on form 10-K for the year ended December 31, 2019, the Merger with BioScrip was completed on August 6, 2019, and represented a change in internal control over financial reporting. During the year ended December 31, 2020 management consolidated and integrated BioScrip’s system of controls. The processes and controls for significant areas, including business combinations, intangibles and goodwill valuations, income taxes, treasury, consolidations and the preparation of financial statements and related disclosures, compensation and benefits, procure to pay, inventory and order to receipt have all been substantially impacted by the integration activities. The primary changes in these areas are related to the consolidation of process owner leadership and control owners, and where required, the modification of inputs, processes and associated systems. For all areas of change noted, management believes the control design and implementation thereof are being appropriately modified to address underlying risks.
There were no other changes during the year ended December 31, 2020 that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Option Care Health, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Option Care Health, Inc.and subsidiaries (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 11, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

Chicago, Illinois March 11, 2021

Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at http://investors.optioncarehealth.com/corporate-governance/highlights. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on our website.
The other information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders.

PART IV
Item 15.Exhibits, Financial Statement Schedules
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

3.4	Certificate of Amendment of the Certificate of Incorporation, filed January 30, 2020.
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

4.12	Description of Option Care Health Inc.’s registered securities.
10.1†	BioScrip, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Appendix A to the definitive proxy statement filed on April 4, 2018).
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

10.4
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

10.6
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

10.7
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

10.9†
John Rademacher Amended and Restated Employment Agreement entered into on February 23, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2019, SEC File Number 001-11993).

10.10†
Michael Shapiro Employment Agreement entered into on October 13, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2019, SEC File Number 001-11993).

10.11†
Harriet Booker Employment Agreement entered into on June 3, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 7, 2019, SEC File Number 001-11993).

10.12†	Rich Denness Employment Agreement entered into on June 8, 2019 (filed herewith).
10.13†	Cliff Berman Employment Agreement entered into on August 3, 2015 (filed herewith).
10.14
First Amendment to ABL Credit Agreement, dated as of October 5, 2020, among Option Care Health, Inc. (f/k/a BioScrip, Inc.), each Guarantor party hereto, each lender party hereto and Bank of America, N.A., as administrative agent.

21.1	List of subsidiaries of Option Care Health, Inc. (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Form 10-K for the fiscal year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2020, 2019 and 2018, (ii) Consolidated Balance Sheets as of December 31, 2020 and 2019, (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2020, 2019 and 2018, and (v) Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Formatted Cover Page

†	Designates the Company’s management contracts or compensatory plan or arrangement.
+	Certain schedules attached to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of the omitted schedules to the Securities and Exchange Commission upon request by the Commission.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2021.

OPTION CARE HEALTH, INC.

/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title(s)	Date
/s/ John C. Rademacher John C. Rademacher	Chief Executive Officer, President and Director (Principal Executive Officer)	March 11, 2021

/s/ Michael Shapiro Michael Shapiro	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	March 11, 2021

/s/ Robert R. Kampstra Robert R. Kampstra	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2021

/s/ Harry M. Jansen Kraemer, Jr. Harry M. Jansen Kraemer, Jr.	Non-Executive Chairman of the Board	March 11, 2021

/s/ John J. Arlotta John J. Arlotta	Director	March 11, 2021

/s/ Elizabeth Q. Betten Elizabeth Q. Betten	Director	March 11, 2021

/s/ David W. Golding David W. Golding	Director	March 11, 2021

/s/ Alan Nielsen Alan Nielsen	Director	March 11, 2021

/s/ R. Carter Pate R. Carter Pate	Director	March 11, 2021

/s/ Nitin Sahney Nitin Sahney	Director	March 11, 2021

/s/ Timothy P. Sullivan Timothy P. Sullivan	Director	March 11, 2021

/s/ Mark Vainisi Mark Vainisi	Director	March 11, 2021