Form 10-Q
period 2021-03-31
Option Care Health, Inc.
filed 2021-05-06
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

On May 4, 2021, there were 179,826,946 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	(unaudited)
	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,362	$99,265
Accounts receivable, net	323,890	328,340
Inventories	173,622	158,601
Prepaid expenses and other current assets	57,860	70,806
Total current assets	664,734	657,012

NONCURRENT ASSETS:
Property and equipment, net	116,311	121,149
Operating lease right-of-use asset	66,563	68,795
Intangible assets, net	342,379	351,052
Goodwill	1,428,610	1,428,610
Other noncurrent assets	21,873	20,821
Total noncurrent assets	1,975,736	1,990,427
TOTAL ASSETS	$2,640,470	$2,647,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$290,939	$282,913
Accrued compensation and employee benefits	40,691	58,899
Accrued expenses and other current liabilities	57,748	64,075
Current portion of operating lease liability	19,011	18,886
Current portion of long-term debt	11,775	9,250
Total current liabilities	420,164	434,023

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,121,143	1,115,103
Operating lease liability, net of current portion	68,136	70,776
Deferred income taxes	3,973	3,339
Other noncurrent liabilities	8,974	8,474
Total noncurrent liabilities	1,202,226	1,197,692
Total liabilities	1,622,390	1,631,715

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 180,203,422 shares issued and 179,819,700 shares outstanding as of March 31, 2021; 180,178,308 shares issued and 179,794,586 shares outstanding as of December 31, 2020	18	18
Treasury stock; 383,722 shares outstanding, at cost, as of March 31, 2021 and December 31, 2020, respectively	(2,403)	(2,403)
Paid-in capital	1,130,448	1,129,312
Accumulated deficit	(102,892)	(100,031)
Accumulated other comprehensive loss	(7,091)	(11,172)
Total stockholders’ equity	1,018,080	1,015,724
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,640,470	$2,647,439
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2021	2020
NET REVENUE	$759,237	$705,440
COST OF REVENUE	593,764	547,411
GROSS PROFIT	165,473	158,029

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	120,040	129,280
Depreciation and amortization expense	16,339	20,101
Total operating expenses	136,379	149,381
OPERATING INCOME	29,094	8,648

OTHER INCOME (EXPENSE):
Interest expense, net	(19,481)	(28,087)
Equity in earnings of joint ventures	1,205	562
Other, net	(12,401)	8
Total other expense	(30,677)	(27,517)

LOSS BEFORE INCOME TAXES	(1,583)	(18,869)
INCOME TAX EXPENSE	1,278	1,041

NET LOSS	$(2,861)	$(19,910)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gains (losses) on cash flow hedges, net of income tax expense of $0 and $0, respectively	4,081	(16,632)
OTHER COMPREHENSIVE INCOME (LOSS)	4,081	(16,632)
NET COMPREHENSIVE INCOME (LOSS)	$1,220	$(36,542)

LOSS PER COMMON SHARE
Loss per share, basic and diluted	$(0.02)	$(0.11)

Weighted average common shares outstanding, basic and diluted	179,808	176,661

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,861)	$(19,910)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization expense	17,716	21,844
Non-cash operating lease costs	3,810	4,764
Deferred income taxes - net	634	300
Loss on extinguishment of debt	12,403	—
Amortization of deferred financing costs	1,253	1,396
Equity in earnings of joint ventures	(1,205)	(562)
Stock-based incentive compensation expense	1,205	757
Other adjustments	96	(882)
Changes in operating assets and liabilities:
Accounts receivable, net	4,450	(12,781)
Inventories	(15,021)	(23,252)
Prepaid expenses and other current assets	12,946	3,603
Accounts payable	8,026	42,302
Accrued compensation and employee benefits	(18,208)	6,651
Accrued expenses and other current liabilities	(2,357)	(1,650)
Operating lease liabilities	(5,160)	(4,740)
Other noncurrent assets and liabilities	653	563
Net cash provided by operating activities	18,380	18,403

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,123)	(5,353)
Net cash used in investing activities	(3,123)	(5,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	355,200	—
Exercise of stock options, vesting of restricted stock, and related tax withholdings	(69)	(549)
Repayments of debt	(2,944)	(2,313)
Deferred financing costs	(2,880)	—
Debt prepayment fees	(2,458)	—
Retirement of debt	(352,009)	—
Net cash used in financing activities	(5,160)	(2,862)
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,097	10,188
Cash and cash equivalents - beginning of the period	99,265	67,056
CASH AND CASH EQUIVALENTS - END OF PERIOD	$109,362	$77,244

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,502	$25,936
Cash paid for income taxes	$111	$307
Cash paid for operating leases	$6,768	$6,798
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance - December 31, 2019	$—	$18	$(2,403)	$1,008,362	$(91,955)	$(7,195)	$906,827
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	—	(549)	—	—	(549)
Stock-based incentive compensation	—	—	—	757	—	—	757
Net loss	—	—	—	—	(19,910)	—	(19,910)
Other comprehensive loss	—	—	—	—	—	(16,632)	(16,632)
Balance - March 31, 2020	$—	$18	$(2,403)	$1,008,570	$(111,865)	$(23,827)	$870,493

Balance - December 31, 2020	$—	$18	$(2,403)	$1,129,312	$(100,031)	$(11,172)	$1,015,724
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(69)	—	—	(69)
Stock-based incentive compensation	—	—	—	1,205	—	—	1,205
Net loss	—	—	—	—	(2,861)	—	(2,861)
Other comprehensive income	—	—	—	—	—	4,081	4,081
Balance - March 31, 2021	$—	$18	$(2,403)	$1,130,448	$(102,892)	$(7,091)	$1,018,080
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
On March 14, 2019, HC I and HC II entered into a definitive agreement (the “Merger Agreement”) to merge with and into a wholly-owned subsidiary of BioScrip, Inc. (“BioScrip”), a national provider of infusion and home care management solutions, along with certain other subsidiaries of BioScrip and HC II. The merger contemplated by the Merger Agreement (the “Merger”) was completed on August 6, 2019 (the “Merger Date”). The Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations with Option Care being considered the accounting acquirer and BioScrip being considered the legal acquirer. Following the close of the transaction, BioScrip was rebranded as Option Care Health, Inc. (“Option Care Health”, or the “Company”). The combined company’s stock is listed on the Nasdaq Global Select Market as of March 31, 2021. See Note 14, Stockholders’ Equity, for further discussion of HC I’s ownership as of March 31, 2021.
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 98 full service pharmacies. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States and contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for interim financial reporting. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year. These unaudited condensed consolidated financial statements do not include all of the information and notes to the financial statements required by GAAP for complete financial statements and should be read in conjunction with the 2020 audited consolidated financial statements, including the notes thereto, as presented in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2021.
Principles of Consolidation — The Company’s unaudited condensed consolidated financial statements include the accounts of Option Care Health, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
The Company has investments in companies that are 50% owned and are accounted for as equity-method investments. The Company’s share of earnings from equity-method investments is included in the line entitled “Equity in earnings of joint ventures” in the unaudited condensed consolidated statements of comprehensive income (loss). See Equity-Method Investments within Note 2, Summary of Significant Accounting Policies, for further discussion of the Company’s equity-method investments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Prepaid expenses and other current assets — Included in prepaid expenses and other current assets are rebates receivable from pharmaceutical and medical supply manufacturers of $31.7 million and $35.2 million as of March 31, 2021 and December 31, 2020, respectively. There were no other items included in prepaid expenses and other current assets that comprised 5% or more of total current assets.
Equity Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the balance of the investments were $18.2 million and $17.0 million, respectively. The investments are increased to reflect the Company’s capital contributions and equity in earnings of the investees. The investments are decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees are recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). The Company’s proportionate share of earnings was $1.2 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. Distributions from the investees are treated as cash inflows from operating activities within other adjustments in the unaudited condensed consolidated statements of cash flows. The Company did not receive a distribution from the investees for the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company received distributions from the investees of $0.5 million. See Footnote 16, Related-Party Transactions, for discussion of related-party transactions with these investees.
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 16% and 13% for the three months ended March 31, 2021 and 2020, respectively. In December 2019, the Company renewed and expanded its multi-year contract with this payer. The contract renewal was effective in February 2020 for a two-year term and auto-renews annually thereafter unless notice is provided. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three months ended March 31, 2021 and 2020, approximately 18% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of March 31, 2021 and December 31, 2020, approximately 13% and 15%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
The Company does not require its patients nor other payers to carry collateral for any amounts owed for goods or services provided. Other than as discussed above, concentration of credit risk relating to trade accounts receivable is limited due to the Company’s diversity of patients and payers. Further, the Company generally does not provide charity care, however, Option Care Health offers a financial assistance program for patients that meet certain defined hardship criteria.
For the three months ended March 31, 2021 and 2020, approximately 67% and 70%, respectively, of the Company’s pharmaceutical and medical supply purchases were from three vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results. Although there remains some uncertainty regarding the COVID-19 pandemic, as of March 31, 2021 the Company has been able to maintain adequate levels of supplies and pharmaceuticals to support its operations.

3. REVENUE
The following table sets forth the net revenue earned by category of payer for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Commercial payers	$611,434	$605,994
Government payers	134,914	86,271
Patients	12,889	13,175
Net revenue	$759,237	$705,440
4. INCOME TAXES
During the three months ended March 31, 2021, the Company recorded tax expense of $1.3 million, which represents a negative effective tax rate of 80.7%. During the three months ended March 31, 2020, the Company recorded a tax expense of $1.0 million, which represents a negative effective tax rate of 5.5%.
The Company maintains a full valuation allowance of $112.3 million against all of its net U.S. federal and state deferred tax assets with the exception of $0.5 million of estimated state net operating losses (“NOL”). In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities, including the effect in available carryback and carryforward periods, projected taxable income and tax-planning strategies, in making this assessment. On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated.
Based on the Company’s full valuation allowance, as noted above, the Company’s tax expense for the three months ended March 31, 2021 of $1.3 million consists of quarterly tax liabilities attributable to specific state taxing authorities as well as recognized deferred tax expense.
The Company has accumulated U.S. federal net operating loss carryovers that are subject to one or more Section 382 limitations. This may limit the Company’s ability to utilize its U.S. federal net operating losses.

5. (LOSS) EARNINGS PER SHARE
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
The (loss) earnings is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the three months ended March 31, 2021 and 2020 excludes the effect of these common stock equivalents as their inclusion would be anti-dilutive to the loss per share recorded in those periods. As of March 31, 2021 there were 2,285,784 warrants, 789,586 stock options and 1,080,334 restricted stock awards outstanding that were excluded from the calculation of loss per share for the three months ended March 31, 2021 as they would be anti-dilutive. As of March 31, 2020, there were 2,328,120 warrants, 531,747 stock options and 484,326 restricted stock awards outstanding that were excluded from the calculation of loss per share for the three months ended March 31, 2020 as they would be anti-dilutive.
The following table presents the Company’s basic and diluted (loss) earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(2,861)	$(19,910)
Denominator:
Weighted average number of common shares outstanding	179,808	176,661
Loss per common share:
Loss per common share, basic	$(0.02)	$(0.11)

6. LEASES
During the three months ended March 31, 2021 and 2020, the Company incurred operating lease expenses of $7.5 million and $7.7 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income (loss). As of March 31, 2021, the weighted-average remaining lease term was 6.6 years and the weighted-average discount rate was 5.22%.
Operating leases mature as follows (in thousands):

Fiscal Year Ending December 31,	Minimum Payments
2021	$19,618
2022	19,642
2023	16,323
2024	11,081
2025	8,656
Thereafter	28,423
Total lease payments	$103,743
Less: Interest	(16,596)
Present value of lease liabilities	$87,147
During the three months ended March 31, 2020, the Company did not enter into any significant new operating or financing leases. During the three months ended March 31, 2021, the Company commenced new leases, extensions and amendments, resulting in non-cash investing and financing activities in the unaudited condensed consolidated statements of cash flow of $1.6 million related to increases in the operating lease right-of-use asset and operating lease liabilities, respectively. As of March 31, 2021, the Company did not have any significant operating or financing leases that had not yet commenced.
7. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Infusion pumps	$31,419	$31,678
Equipment, furniture and other	50,281	47,886
Leasehold improvements	87,711	87,483
Computer software, purchased and internally developed	28,331	27,799
Assets under development	11,911	10,793
	209,653	205,639
Less: accumulated depreciation	93,342	84,490
Property and equipment, net	$116,311	$121,149
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income (loss), depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Depreciation expense in cost of revenue	$1,377	$1,742
Depreciation expense in operating expenses	7,598	11,319
Total depreciation expense	$8,975	$13,061

8. GOODWILL AND OTHER INTANGIBLE ASSETS
There was no change in the carrying amount of goodwill for the three months ended March 31, 2021.
Changes in the carrying amount of goodwill consists of the following activity for the three months March 31, 2020 (in thousands):

Balance at December 31, 2019	1,425,542
Merger purchase accounting adjustments	2,341
Balance at March 31, 2020	1,427,883
The carrying amount and accumulated amortization of intangible assets consists of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Gross intangible assets:
Referral sources	$438,121	$438,121
Trademarks/names	44,536	44,536
Other amortizable intangible assets	402	402
Total gross intangible assets	483,059	483,059

Accumulated amortization:
Referral sources	(117,048)	(110,498)
Trademarks/names	(23,247)	(21,146)
Other amortizable intangible assets	(385)	(363)
Total accumulated amortization	(140,680)	(132,007)
Total intangible assets, net	$342,379	$351,052
Amortization expense for intangible assets was $8.7 million and $8.8 million for the three months ended March 31, 2021 and 2020, respectively.

9. INDEBTEDNESS
Long-term debt consisted of the following as of March 31, 2021 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL facility	$—	$—	$—	$—
First lien term loan	1,162,806	(9,560)	(20,328)	1,132,918
Second lien notes	—	—	—	—
	$1,162,806	$(9,560)	$(20,328)	1,132,918
Less: current portion				(11,775)
Total long-term debt				$1,121,143
Long-term debt consisted of the following as of December 31, 2020 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL facility	$—	$—	$—	$—
First lien term loan	915,750	(7,253)	(19,710)	888,787
Second lien notes	245,781	(6,102)	(4,113)	235,566
	$1,161,531	$(13,355)	$(23,823)	1,124,353
Less: current portion				(9,250)
Total long-term debt				$1,115,103
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
The Company assessed whether the repayment of the Second Lien Notes by issuing incremental First Lien Term Loan indebtedness resulted in an insubstantial modification or an extinguishment of the existing debt for each loan in the syndication by grouping lenders as follows: (i) Lenders participating in both the First Lien Term Loan and Second Lien Notes; (ii) previous lenders that exited; and (iii) new lenders. The Company determined that $161.2 million of the First Lien Term Loan was extinguished and $122.9 million of the Second Lien Term Loan was extinguished, which is disclosed as an outflow from financing activities in the condensed consolidated statements of cash flows. The First Lien Term Loan and Second Lien Notes had insubstantial modifications for lenders that participated in both debt instruments, which resulted in a cash outflow from financing activities of $352.0 million in the condensed consolidated statements of cash flows. The Company determined that $356.2 million of new debt was issued related to the First Lien Term Loan, which is disclosed as an inflow from financing activities in the condensed consolidated statements of cash flows. In connection with the prepayment of the Second Lien Notes and incremental First Lien Term Loan indebtedness, the Company incurred $7.2 million in debt issuance costs and third-party fees, of which $3.7 million was capitalized, $0.9 million was expensed as a component of other expense and $2.6 million was expensed as a loss on extinguishment as a component of other expense in the condensed consolidated statements of comprehensive income (loss). Further, $1.0 million of the total fees incurred of $7.2 million was netted against the $356.2 million of proceeds from debt as a component of the cash flows from financing activities, $2.9 million was presented as deferred financing costs as a component of cash flows from financing activities, $2.4 million was presented as debt prepayment fees as a component of cash flows from financing activities, and the remaining $0.9 million was included in cash flows from operating activities in the condensed consolidated statements of cash flows.
The Company recognized a loss on extinguishment of debt of $12.4 million included in the line entitled “Other, net” in the unaudited condensed consolidated statements of comprehensive income (loss), of which $2.6 million related to debt issue costs incurred with the incremental First Lien Term Loan indebtedness and prepayment of the Second Lien Notes, as discussed above, and $9.8 million related to existing deferred financing fees that were written off upon extinguishment. All remaining deferred financing fees that existed prior to the First Lien Credit Agreement Amendment were attributed to modified loans, and were capitalized and amortized over the remaining term of the First Lien Term Loan.
The interest rate on the First Lien Term Loan was 3.86% and 4.40% as of March 31, 2021 and December 31, 2020, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 3.97% and 6.18% for the three months ended March 31, 2021 and 2020, respectively. The interest rate on the Second Lien Notes was 8.98% as of December 31, 2020. The weighted average interest rate incurred on the Second Lien Notes was 8.98% for the period January 1, 2021 through January 20, 2021, prior to the repayment of the outstanding balance. The weighted average interest rate incurred on the Second Lien Notes was 10.54% for the three months ended March 31, 2020.
Long-term debt matures as follows (in thousands):

Year Ending December 31,	Minimum Payments
2021	$8,831
2022	11,775
2023	11,775
2024	11,775
2025	11,775
Thereafter	1,106,875
Total	1,162,806
During the three months ended March 31, 2021 and 2020, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 10, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of March 31, 2021 (in thousands):

Financial Instrument	Carrying Value as of March 31, 2021	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien term loan	$1,132,918	$—	$1,158,504	$—
Second lien notes	—	—	—	—
Total debt instruments	$1,132,918	$—	$1,158,504	$—
The following table sets forth the changes in Level 3 measurements for the three months ended March 31, 2021 (in thousands):

Level 3 Measurements
Second lien notes fair value as of January 1, 2021	$266,438
Principal prepayment	(245,781)
Change in fair value	(20,657)
Second lien notes fair value as of March 31, 2021	$—
See Note 11, Fair Value Measurements, for further discussion.

10. DERIVATIVE INSTRUMENTS
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
In August 2019, the Company entered into interest rate swap agreements that reduce the variability in the interest rates on the newly-issued debt obligations following the Merger with BioScrip. The first interest rate swap for $925.0 million notional was effective in August 2019 with $911.1 million designated as a cash flow hedge against the underlying interest rate on the first lien term loan interest payments indexed to one-month London Interbank Offered Rate (“LIBOR”) through August 2021. In accordance with ASU 2017-12, Targeted Improvements to Accounting for Hedges, the Company has determined that the $911.1 million designated cash flow hedge is perfectly effective. The remaining $13.9 million notional amount of the interest rate swap is not designated as a hedging instrument. The second interest rate swap of $400.0 million notional was effective in November 2019 and was designated as a cash flow hedge against the underlying interest rate on the second lien notes interest payments indexed to three-month LIBOR through November 2020.
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair value - Derivatives in liability position
Derivative	Balance Sheet Caption	March 31, 2021	December 31, 2020
Interest rate swaps designated as cash flow hedges	Accrued expenses and other current liabilities	$7,091	$11,172
Interest rate swaps not designated as cash flow hedges	Accrued expenses and other current liabilities	108	170
Total derivatives		$7,199	$11,342
The gain and loss associated with the changes in the fair value of the effective portion of the hedging instrument are recorded into other comprehensive (loss) income. The gain and loss associated with the changes in the fair value of the $13.9 million notional amount not designated as a hedging instrument is recognized in net income (loss) through interest expense. The following table presents the pre-tax gains (losses) from derivative instruments recognized in other comprehensive (loss) income in the Company’s unaudited condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
Derivative	2021	2020
Interest rate swaps designated as cash flow hedges	4,081	(16,632)
	$4,081	$(16,632)
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s unaudited condensed consolidated statement of comprehensive income (loss) related to the Company’s derivative instruments (in thousands):

		Three Months Ended March 31,
Derivative	Income Statement Caption	2021	2020
Interest rate swaps designated as cash flow hedges	Interest expense	(4,149)	(799)
Interest rate swaps not designated as hedges	Interest expense	(1)	(234)
		$(4,150)	$(1,033)
The Company expects to reclassify $7.1 million of total interest rate costs from accumulated other comprehensive loss against interest expense during the next 12 months.

11. FAIR VALUE MEASUREMENTS
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
First lien term loan: The fair value of the first lien term loan is derived from a broker quote on the loans in the syndication (Level 2 inputs). See Note 9, Indebtedness, for further discussion of the carrying amount and fair value of the first lien term loan.
Second lien notes: The fair value of the second lien notes was derived from a cash flow model that discounted the cash flows based on market interest rates (Level 3 inputs). See Note 9, Indebtedness, for further discussion of the carrying amount and fair value of the second lien notes.
Interest rate swaps: The fair values of interest rate swaps are derived from the interest rates prevalent in the market and future expectations of those interest rates (Level 2 inputs). The Company determines the fair value of the investments based on quoted prices from third-party brokers. See Note 10, Derivative Instruments, for further discussion of the fair value of interest rate swaps.
There were no other assets or liabilities measured at fair value at March 31, 2021 and December 31, 2020.
12. COMMITMENTS AND CONTINGENCIES
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

13. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by the BioScrip stockholders on May 3, 2018, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors. The 2018 plan is administered by the Company’s Compensation Committee, a standing committee of the Board of Directors. A total of 4,101,735 shares of common stock were initially authorized for issuance under the 2018 Plan. The Company had stock options, restricted stock and performance stock units outstanding related to the 2018 Plan as of March 31, 2021. As of March 31, 2021, the Company also had incentive units outstanding related to the HC I equity incentive plan, which was implemented in October 2015, for certain officers and employees of the Company. During the three months ended March 31, 2021 and 2020, total stock-based incentive compensation expense recognized by the Company related to these plans was $1.2 million and $0.8 million, respectively.
14. STOCKHOLDERS’ EQUITY
On January 3, 2020, the Company’s board of directors and HC I, the stockholder of a majority of the Company’s common stock, approved a reverse stock split of the Company’s issued and outstanding common stock on a one share for four share basis and appropriately amended the Company’s Third Amended and Restated Certificate of Incorporation to reflect the change. On February 3, 2020, the reverse stock split became effective. In connection with the reverse stock split, the Company changed its ticker symbol from “BIOS” to “OPCH” and transferred the Company’s common stock from the Nasdaq Capital Market to the Nasdaq Global Select Market. The par value of the Company’s common stock remained unchanged as a result of the reverse stock split, resulting in a decrease to the aggregate par value of common stock and corresponding increase to paid-in capital in the Company’s unaudited condensed consolidated financial statements, which was retrospectively applied to all periods presented in the unaudited condensed consolidated financial statements. All common shares, warrants and stock awards presented in the unaudited condensed consolidated financial statements have been retrospectively adjusted for the reverse stock split. During the three months ended March 31, 2021, HC I completed secondary offerings of 29,250,000 shares of common stock. Following these offerings, HC I holds approximately 47.3% of the common stock of the Company.
2017 Warrants — During the three months ended March 31, 2021 and 2020, warrant holders did not elect to exercise any warrants to purchase shares of common stock. As of March 31, 2021 and December 31, 2020, the remaining warrant holders are entitled to purchase 1.4 million shares of common stock, respectively.
2015 Warrants — During the three months ended March 31, 2021 and 2020, warrant holders did not elect to exercise any warrants to purchase shares of common stock. As of March 31, 2021 and December 31, 2020, warrant holders are entitled to purchase 0.9 million shares of common stock, respectively.
15. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $0.8 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).
The Company had amounts due to its joint ventures of $1.1 million as of March 31, 2021. The Company had amounts due from its joint ventures of $2.4 million as of December 31, 2020. These payables were included in accrued expenses and other current liabilities and these receivables were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.
16. SUBSEQUENT EVENTS
The Company has evaluated whether any subsequent events occurred since March 31, 2021, and noted the following subsequent event:
On April 7, 2021, the Company completed the acquisition of certain assets from BioCure, LLC for a purchase price of $18.5 million. The assets acquired were primarily comprised of referral sources and inventories.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to "Option Care Health," the “Company,” “we,” “us” and “our” refer to Option Care Health, Inc. and its consolidated subsidiaries. The following discussion and analysis of the financial condition and results of operations of Option Care Health, Inc. (“Option Care Health”, or the “Company”) should be read in conjunction with the audited consolidated financial statements and related notes, as presented in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2021, as well as the Company’s unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report.
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
On March 14, 2019, HC I and HC II entered into a definitive agreement (the “Merger Agreement”) to merge with and into a wholly-owned subsidiary of BioScrip, Inc. (“BioScrip”) (the “Merger”), a national provider of infusion and home care management solutions, which was completed on August 6, 2019 (the “Merger Date”). The Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations with Option Care being considered the accounting acquirer and BioScrip being considered the legal acquirer. Following the close of the transaction, BioScrip was rebranded as Option Care Health, Inc. and the combined company’s stock, par value $0.0001, was listed on the Nasdaq Global Select Market as of March 31, 2021.

Update on the Impact of the COVID-19 Pandemic
The primary operations of the Company focus on providing infusion therapy services and based on the recent impact of the pandemic across the healthcare ecosystem, the Company began experiencing a related impact across a number of facets beginning in March 2020.
The Company relies upon patient referrals from multiple sources, including but not limited to patients discharged from acute care settings (e.g., hospitals) and patients requiring treatment for chronic conditions from specialty physicians. As expected, the pandemic has negatively affected new patient referrals for both acute and chronic conditions; however, the Company did experience an increase in patient transfers from hospital and outpatient settings which positively affected revenues. For the three months ended March 31, 2021, the revenue results reflect flat acute revenues relative to the prior year while chronic revenue had low double-digit growth. Option Care Health continues to collaborate with payers and health systems to transition patients into the home or one of our alternate treatment sites to receive vital infusion therapy.
The Company continued to experience cost inefficiencies during the three months ended March 31, 2021 with respect to clinical labor and other staffing challenges. The integration-related initiatives that were accelerated during the year ended December 31, 2020 continue to offset the negative impacts resulting from the COVID-19 pandemic. Further, to date, the Company has experienced no material deceleration in cash collections and collaboration with payers continues to be productive The Company anticipates that the pandemic could affect its operations for an extended period; however, at this time it cannot confidently forecast the duration nor the ultimate financial impact on its operations. See Item 1A. “Risk Factors” under the caption “The COVID-19 pandemic could adversely impact our business, results of operations, cash flows and financial position” include in our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of risks.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three months ended March 31, 2021 and 2020.
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
Other, Net. Other income (expense) primarily includes loss on extinguishment of debt incurred in connection with the 2021 debt refinancing and miscellaneous non-operating expenses.
Income Tax Expense (Benefit). The Company is subject to taxation in the United States and various states. The Company’s income tax expense (benefit) is reflective of the current federal and state tax rates.
Change in unrealized gains (losses) on cash flow hedges, net of income tax expense (benefit). Change in unrealized gains (losses) on cash flow hedges, net of income taxes, consists of the gains and losses associated with the changes in the fair value of derivatives designated as hedging instruments related to the interest rate caps and interest rate swaps, net of income taxes.

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021 (unaudited)		2020 (unaudited)
	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$759,237	100.0%	$705,440	100.0%
COST OF REVENUE	593,764	78.2%	547,411	77.6%
GROSS PROFIT	165,473	21.8%	158,029	22.4%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	120,040	15.8%	129,280	18.3%
Depreciation and amortization expense	16,339	2.2%	20,101	2.8%
Total operating expenses	136,379	18.0%	149,381	21.2%
OPERATING INCOME	29,094	3.8%	8,648	1.2%

OTHER INCOME (EXPENSE):
Interest expense, net	(19,481)	(2.6)%	(28,087)	(4.0)%
Equity in earnings of joint ventures	1,205	0.2%	562	0.1%
Other, net	(12,401)	(1.6)%	8	—%
Total other expense	(30,677)	(4.0)%	(27,517)	(3.9)%

LOSS BEFORE INCOME TAXES	(1,583)	(0.2)%	(18,869)	(2.7)%
INCOME TAX EXPENSE	1,278	0.2%	1,041	0.1%
NET LOSS	$(2,861)	(0.4)%	$(19,910)	(2.8)%

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gains (losses) on cash flow hedges, net of income tax expense (benefit) of $0 and $0, respectively	4,081	0.5%	(16,632)	(2.4)%
OTHER COMPREHENSIVE INCOME (LOSS)	4,081	0.5%	(16,632)	(2.4)%
NET COMPREHENSIVE INCOME (LOSS)	$1,220	0.2%	$(36,542)	(5.2)%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three month periods ended March 31, 2021 and March 31, 2020.
Gross Profit

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net revenue	$759,237	$705,440	$53,797	7.6%
Cost of revenue	593,764	547,411	46,353	8.5%
Gross profit	$165,473	$158,029	$7,444	4.7%
Gross profit margin	21.8%	22.4%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies. The increase in cost of revenue was driven by the growth in revenue. The increase in gross profit was primarily related to contribution margin from the increase in net revenue. The slight decrease in gross profit margin was driven by mix shift toward lower profit chronic therapies.
Operating Expenses

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$120,040	$129,280	$(9,240)	(7.1)%
Depreciation and amortization expense	16,339	20,101	(3,762)	(18.7)%
Total operating expenses	$136,379	$149,381	$(13,002)	(8.7)%
Selling, general and administrative expenses decreased for the three months ended March 31, 2021 due to a full period of synergy realization from Merger integration activities as well as spending reductions to offset the impacts of the COVID-19 pandemic.
The decrease in depreciation and amortization was primarily related to completing Merger integration activities during the year ended December 31, 2020.

Other Income (Expense)

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Interest expense, net	$(19,481)	$(28,087)	$8,606	(30.6)%
Equity in earnings of joint ventures	1,205	562	643	114.4%
Other, net	(12,401)	8	(12,409)	(155,112.5)%
Total other expense	$(30,677)	$(27,517)	$(3,160)	11.5%
The decrease in interest expense was primarily attributable to the debt refinancing of the first lien term loan and prepayment of the second lien notes during the three months ended March 31, 2021, as well as the reduction in the outstanding debt balance due to retirement of debt obligations which were completed during 2020. See Note 9, Indebtedness, of the unaudited condensed consolidated financial statements.
The increase in other, net relates to the loss on extinguishment of debt of $12.4 million incurred in the first quarter of 2021 in conjunction with the refinancing of the first lien term loan and prepayment of all outstanding principal of the second lien notes.
Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Income tax expense (benefit)	$1,278	$1,041	$237	22.8%
The Company maintains a full valuation allowance, established at the time of Merger, against all of its net U.S. federal and state deferred tax assets with the exception of approximately $0.5 million of estimated state net operating losses (“NOL”). Because of the Company’s full valuation allowance, the Company’s tax expense for the three months ended March 31, 2021 only consists of quarterly tax liabilities attributable to separate company state tax returns as well as recognized deferred tax expense. These tax expense items resulted in an effective tax rate of negative 80.7% during the three months ended March 31, 2021. During the three months ended March 31, 2020, the effective tax rate was negative 5.5%. The variance in the year-over-year effective tax rates is primarily attributable to changes in the valuation allowance combined with year-over-year variances in income/loss before income taxes for the Company. The quarterly tax rates of both periods differ from the Company’s 21% federal statutory rate primarily due to changes in valuation allowance, certain state and local taxes, non-deductible costs and resolution of certain tax matters.

Net Loss and Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net loss	$(2,861)	$(19,910)	$17,049	(85.6)%
Other comprehensive income (loss), net of tax:
Changes in unrealized gains (losses) on cash flow hedges, net of income taxes	4,081	(16,632)	20,713	(124.5)%
Other comprehensive income (loss)	4,081	(16,632)	20,713	(124.5)%
Net comprehensive income (loss)	$1,220	$(36,542)	$37,762	(103.3)%
The change in net loss was primarily attributed to contribution margin from additional revenue related to organic growth and realizing a full quarter of integration savings that resulted in total operating expenses decreasing as a percentage of revenue.
The change in unrealized gains (losses) on cash flow hedges, net of income taxes, primarily related to the increase in fair value on the $925.0 million notional swap as the swap nears maturity in August 2021. The change in unrealized loss for the three months ended March 31, 2020 related to decreases in variable interest rates, resulting in a corresponding liability on the fair value of the interest rate swaps.
Net comprehensive income was $1.2 million for the three months ended March 31, 2021, compared to net comprehensive loss of $36.5 million for the three months ended March 31, 2020, as a result of the changes in net income (loss), discussed above, along with the impact of the interest rate swaps.
Liquidity and Capital Resources
For the three months ended March 31, 2021 and the twelve months ended December 31, 2020, the Company’s primary sources of liquidity were cash on hand of $109.4 million and $99.3 million, respectively, as well as the $165.4 million of borrowings available under its credit facilities. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company’s positive cash flows from operations enabled investments in pharmacy and information technology infrastructure to support growth and create additional capacity in the future, as well as pursue acquisitions.
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

Credit Facilities
The Company’s asset-based-lending (“ABL”) revolving credit facility provides for borrowings up to $175.0 million, which matures on August 6, 2024. The ABL facility bears interest at a per annum rate that is determined by the Company’s periodic selection of rate type, either the Base Rate or the Eurocurrency Rate. The Base Rate is charged between 1.25% and 1.75% and the Eurocurrency Rate is charged between 2.25% and 2.75% based on the historical excess availability as a percentage of the Line Cap, as defined in the ABL facility credit agreement. The revolving credit facility contains commitment fees payable on the unused portion of the ABL facility ranging from 0.25% to 0.375%, depending on various factors including the Company’s leverage ratio, type of loan and rate type, and letter of credit fees of 2.5%. The Company had no outstanding borrowings under the ABL facility at March 31, 2021. The Company had $9.6 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL facility of $165.4 million as of March 31, 2021.
The principal balance of the first lien term loan was initially repayable in quarterly installments of $2.3 million plus interest, with a final payment of all remaining outstanding principal due on August 6, 2026. The quarterly principal payments commenced in March of 2020. Interest on the first lien term loan was initially payable monthly on Base Rate loans at Base Rate, as defined, plus 3.25% to 3.50%, depending on the Company’s leverage ratio. Interest was initially charged on Eurocurrency Rate loans at the Eurocurrency Rate, as defined, plus 4.25% to 4.50%, depending on the Company’s leverage ratio.
The second lien notes initially matured on August 6, 2027. Interest on the second lien notes was initially payable quarterly at London Interbank Offered Rate (“LIBOR”), plus 8.75%. The Company paid the second and third quarterly interest payments, due in February 2020 and May 2020. The Company elected to pay-in-kind the quarterly interest payment due in August 2020, which resulted in the Company capitalizing the interest payment to the principal balance on the interest payment date. In August 2020, the Company prepaid $125.0 million of the outstanding principal balance. In December 2020, the Company utilized available cash on hand to prepay an additional $49.0 million of the outstanding principal balance, reducing the outstanding principal balance to $245.8 million as of December 31, 2020.
During the three months ended March 31, 2021, the Company entered into an amendment on the first lien term loan (the “First Lien Credit Agreement Amendment”). The First Lien Credit Agreement Amendment resulted in an additional $250.0 million of incremental First Lien Term Loan indebtedness being issued and reduced the interest rate on all outstanding First Lien Term Loan indebtedness from LIBOR plus 4.25% to LIBOR plus 3.75%. The proceeds of the $250.0 million incremental First Lien term Loan indebtedness were used to prepay the remaining $245.8 million outstanding balance of the Second Lien Notes. Following the First Lien Credit Agreement Amendment, the first lien term loan is repayable in quarterly installments of $2.9 million plus interest, with a final payment of all outstanding principal due on August 6, 2026. See Note 9, Indebtedness, of the unaudited condensed consolidated financial statements included in Item 1 of this report for further discussion. The interest rate on the first lien term loan was 3.86% as of March 31, 2021.

Cash Flows
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)	Variance

	(in thousands)
Net cash provided by operating activities	$18,380	$18,403	$(23)
Net cash used in investing activities	(3,123)	(5,353)	2,230
Net cash used in financing activities	(5,160)	(2,862)	(2,298)
Net increase in cash and cash equivalents	10,097	10,188	(91)
Cash and cash equivalents - beginning of period	99,265	67,056	32,209
Cash and cash equivalents - end of period	$109,362	$77,244	$32,118
Cash Flows from Operating Activities
Cash flows from operating activities for the three months ended March 31, 2021 were relatively consistent with the prior year as working capital efficiencies and timing of vendor payments continued to drive positive cash flows from operations.
Cash Flows from Investing Activities
The decrease in cash flows used in investing activities is primarily due to the amount of investments in our pharmacies and infrastructure.
Cash Flows from Financing Activities
The increase in cash used in financing activities is related to the current year debt refinancing, which resulted in proceeds of debt of $355.2 million, retirement of debt obligations of $352.0 million, deferred financing costs of $2.9 million and debt prepayment penalties of 2.5 million. The remaining cash used in financing activities was related to quarterly repayments of debt principal of $2.9 million during the three months ended March 31, 2021 compared to $2.3 million for the three months ended March 31, 2020.
Commitments and Contractual Obligations
The following table presents Option Care Health’s commitments and contractual obligations as of March 31, 2021, as well as its long-term obligations that changed materially from the Company’s annual report on form 10-K (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$1,162,806	$11,775	$23,550	$23,550	$1,103,931
Interest payments on long-term debt obligations (2)	243,438	52,511	89,177	87,334	14,416
Total	$1,406,244	$64,286	$112,727	$110,884	$1,118,347
(1) Includes aggregate principal payment from the first lien term loan.
(2) Interest payments calculated based on LIBOR rate as of March 31, 2021. Actual payments are based on changes in LIBOR. Calculated interest payments exclude interest rate swap agreements the Company entered into in connection with the long-term debt obligations.
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding.

Off-Balance Sheet Arrangements
As of March 31, 2021, Option Care Health did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
There have been no significant changes in the critical accounting estimates from those described in the Company’s audited consolidated financial statements and related notes, as presented in our Annual report on 10-K for the year ended December 31, 2020, hereby incorporated by reference.

Item 3.Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our exposure to market risk from those included in our Annual Report on Form 10-K for the year ended December 31, 2020, hereby incorporated by reference.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
 For a summary of legal proceedings, refer to Note 13, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included in Item 1 of this report.
Item 1A.Risk Factors
There have been no material changes to the risk factors affecting our business, financial condition or results of operations from those set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2020. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.
Item 6.Exhibits
(a) Exhibits.

Exhibit Number	Description
10.1
First Amendment to First Lien Credit Agreement, dated as of January 21, 2021, by and among Option Care Health, Inc., the guarantors party thereto, Bank of America, N.A. and the financial institutions party thereto.

10.2
Second Amendment to ABL Credit Agreement, dated as of January 21, 2021, by and among Option Care Health, Inc., the guarantors party thereto, Bank of America, N.A. and the financial institutions party thereto.

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

OPTION CARE HEALTH, INC.

Date: May 6, 2021	/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)