Form 10-Q/A
period 2021-06-30
Option Care Health, Inc.
filed 2021-08-03
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Explanatory Note

Option Care Health, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 filed with the Securities and Exchange Commission on August 3, 2021 (the “Original Report”). The purpose of this Form 10-Q/A is to amend our disclosure in Part I, Item 1 “Notes to Unaudited Condensed Consolidated Financial Statements” to correct for a clerical error within note 4 “Revenue”. In conjunction with the immaterial error correction disclosure discussed in Part I, Item 1 “Notes to Unaudited Condensed Consolidated Financial Statements”, note 2 “Summary of Significant Accounting Policies”, the Company inadvertently omitted to update note 4 “Revenue” to present that note in a consistent manner. As a result, the Original Report resulted in an understatement of commercial payers revenue and an overstatement of government payers revenue for the three and six months ended June 30, 2021. There was no impact to net revenue as a result of this clerical error. Part I, Item 1 “Notes to Unaudited Condensed Consolidated Financial Statements”, note 4 “Revenue” has been corrected in this Form 10-Q/A. In addition, the immaterial error correction disclosure in Part I, Item 1 “Notes to Unaudited Condensed Consolidated Financial Statements”, note 2 “Summary of Significant Accounting Policies” was updated to reflect the properly stated commercial and government revenues for the three and six months ended June 30, 2021. No other changes were made to the “Original Report”, and the entire revised financial statements are included within this Form 10-Q/A.

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
Immaterial Error Correction — During the three months ended June 30, 2021, the Company identified prior period misstatements related to the net revenue earned by category of payer for the periods ended September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021. Certain individual payers were improperly classified as direct government and instead should have been classified as commercial payers. This error over-stated the Company’s government revenues and under-stated the Company’s commercial revenues in those periods. The Company assessed the materiality of these misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to the prior consolidated financial statements taken as a whole. As a result, the Company has corrected the misstatements as disclosed in the following tables:

	Three Months ended September 30, 2020		Nine Months ended September 30, 2020		Three Months ended December 31, 2020		Twelve Months ended December 31, 2020
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Commercial:
As Previously Reported	$644,385	82.4%	$1,893,105	85.0%	$649,880	80.8%	$2,542,985	83.9%
Adjustment	34,321	4.4%	34,321	1.5%	40,806	5.1%	75,127	2.5%
As Revised	678,706	86.8%	1,927,426	86.5%	690,686	85.9%	2,618,112	86.4%

Government:
As Previously Reported	127,435	16.3%	308,830	13.9%	141,237	17.6%	450,067	14.8%
Adjustment	(34,321)	(4.4)%	(34,321)	(1.5)%	(40,806)	(5.1)%	(75,127)	(2.5)%
As Revised	93,114	11.9%	274,509	12.4%	100,431	12.5%	374,940	12.3%

	Three Months ended March 31, 2021		Three Months ended June 30, 2021		Six Months ended June 30, 2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Commercial:
As Previously Reported	$611,434	80.5%	$703,429	81.8%	$1,314,862	81.2%
Adjustment	37,073	4.9%	43,218	5.0%	80,292	4.9%
As Revised	648,507	85.4%	746,647	86.8%	1,395,154	86.1%

Government:
As Previously Reported	134,914	17.8%	145,799	16.9%	280,714	17.3%
Adjustment	(37,073)	(4.9)%	(43,218)	(5.0)%	(80,292)	(4.9)%
As Revised	97,841	12.9%	102,581	11.9%	200,422	12.4%

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
The allocation of the purchase price of BioCure was accounted for as an asset acquisition in accordance with ASC Topic 805, Business Combinations, with the total purchase price being allocated to the assets acquired based on the relative fair value of each asset. The purchase price was allocated to the assets acquired as follows:

Amount
Inventories	$601
Intangible assets, net	18,251
Total consideration transferred	$18,852
Intangibles assets, net consists of referral sources which were assigned a useful life of 15 years.

4. REVENUE
The following table sets forth the net revenue earned by category of payer for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commercial payers	$746,647	$642,726	$1,395,154	$1,248,720
Government payers	102,581	95,124	200,422	181,395
Patients	11,044	2,998	23,933	16,173
Net revenue	$860,272	$740,848	$1,619,509	$1,446,288
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