Form 10-Q
period 2021-09-30
Option Care Health, Inc.
filed 2021-11-04
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

On November 2, 2021, there were 179,875,193 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	(unaudited)
	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$200,856	$99,265
Accounts receivable, net	355,650	328,340
Inventories	189,830	158,601
Prepaid expenses and other current assets	64,848	70,806
Total current assets	811,184	657,012

NONCURRENT ASSETS:
Property and equipment, net	106,788	121,149
Operating lease right-of-use asset	71,992	68,795
Intangible assets, net	343,764	351,052
Goodwill	1,428,610	1,428,610
Other noncurrent assets	23,806	20,821
Total noncurrent assets	1,974,960	1,990,427
TOTAL ASSETS	$2,786,144	$2,647,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$318,561	$282,913
Accrued compensation and employee benefits	64,676	58,899
Accrued expenses and other current liabilities	71,759	64,075
Current portion of operating lease liability	18,893	18,886
Current portion of long-term debt	11,775	9,250
Total current liabilities	485,664	434,023

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,117,823	1,115,103
Operating lease liability, net of current portion	71,684	70,776
Deferred income taxes	4,519	3,339
Other noncurrent liabilities	8,974	8,474
Total noncurrent liabilities	1,203,000	1,197,692
Total liabilities	1,688,664	1,631,715

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 180,258,555 shares issued and 179,874,833 shares outstanding as of September 30, 2021; 180,178,308 shares issued and 179,794,586 shares outstanding as of December 31, 2020	18	18
Treasury stock; 383,722 shares outstanding, at cost, as of September 30, 2021 and December 31, 2020, respectively	(2,403)	(2,403)
Paid-in capital	1,135,465	1,129,312
Accumulated deficit	(35,600)	(100,031)
Accumulated other comprehensive loss	—	(11,172)
Total stockholders’ equity	1,097,480	1,015,724
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,786,144	$2,647,439
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET REVENUE	$891,937	$781,609	$2,511,446	$2,227,897
COST OF REVENUE	688,969	607,456	1,944,037	1,729,395
GROSS PROFIT	202,968	174,153	567,409	498,502

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	134,633	123,000	388,930	377,198
Depreciation and amortization expense	15,452	16,597	48,410	54,892
Total operating expenses	150,085	139,597	437,340	432,090
OPERATING INCOME	52,883	34,556	130,069	66,412

OTHER INCOME (EXPENSE):
Interest expense, net	(16,000)	(24,583)	(52,717)	(84,102)
Equity in earnings of joint ventures	1,676	790	4,567	2,364
Other, net	4	(8,344)	(12,392)	(8,322)
Total other expense	(14,320)	(32,137)	(60,542)	(90,060)

INCOME (LOSS) BEFORE INCOME TAXES	38,563	2,419	69,527	(23,648)
INCOME TAX EXPENSE	3,087	756	5,096	2,267

NET INCOME (LOSS)	$35,476	$1,663	$64,431	$(25,915)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gains (losses) on cash flow hedges, net of income tax expense (benefit) of $0, $0, $0 and $0, respectively	2,892	4,022	11,172	(8,034)
OTHER COMPREHENSIVE INCOME (LOSS)	2,892	4,022	11,172	(8,034)
NET COMPREHENSIVE INCOME (LOSS)	$38,368	$5,685	$75,603	$(33,949)

EARNINGS (LOSS) PER COMMON SHARE:
Earnings (loss) per share, basic	$0.20	$0.01	$0.36	$(0.14)
Earnings (loss) per share, diluted	$0.20	$0.01	$0.36	$(0.14)

Weighted average common shares outstanding, basic	179,872	184,232	179,841	179,220
Weighted average common shares outstanding, diluted	181,430	184,822	181,055	179,220
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$64,431	$(25,915)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization expense	52,820	60,054
Non-cash operating lease costs	11,137	13,020
Paid-in-kind interest capitalized as principal	—	7,525
Deferred income taxes - net	1,180	897
Loss on extinguishment of debt	12,403	8,349
Amortization of deferred financing costs	3,821	4,153
Loss on interest rate swaps upon discontinuing hedge accounting	—	3,746
Equity in earnings of joint ventures	(4,567)	(2,364)
Stock-based incentive compensation expense	6,246	2,588
Other adjustments	2,622	1,589
Changes in operating assets and liabilities:
Accounts receivable, net	(27,310)	3,496
Inventories	(31,472)	(39,602)
Prepaid expenses and other current assets	5,958	(8,724)
Accounts payable	35,648	66,508
Accrued compensation and employee benefits	5,777	5,461
Accrued expenses and other current liabilities	18,353	16,768
Operating lease liabilities	(14,620)	(11,976)
Other noncurrent assets and liabilities	832	(3,845)
Net cash provided by operating activities	143,259	101,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(11,744)	(12,871)
Other investing cash flows	—	541
Business acquisitions, net of cash acquired	(18,852)	—
Net cash used in investing activities	(30,596)	(12,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options, vesting of restricted stock, and related tax withholdings	(93)	(904)
Proceeds from issuance of debt	355,200	—
Repayments of debt	(8,832)	(6,937)
Retirement of debt	(352,009)	(125,000)
Deferred financing costs	(2,880)	—
Net proceeds from issuance of common stock	—	118,934
Debt prepayment fees	(2,458)	—
Other financing cash flows	—	(2,500)
Net cash (used in) provided by financing activities	(11,072)	(16,407)
NET INCREASE IN CASH AND CASH EQUIVALENTS	101,591	72,991
Cash and cash equivalents - beginning of the period	99,265	67,056
CASH AND CASH EQUIVALENTS - END OF PERIOD	$200,856	$140,047

Supplemental disclosure of cash flow information:
Cash paid for interest	$52,002	$73,224
Cash paid for income taxes	$2,719	$2,373
Cash paid for operating leases	$19,631	$19,941
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance - December 31, 2019	$—	$18	$(2,403)	$1,008,362	$(91,955)	$(7,195)	$906,827
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	—	(549)	—	—	(549)
Stock-based incentive compensation	—	—	—	757	—	—	757
Net loss	—	—	—	—	(19,910)	—	(19,910)
Other comprehensive loss	—	—	—	—	—	(16,632)	(16,632)
Balance - March 31, 2020	$—	$18	$(2,403)	$1,008,570	$(111,865)	$(23,827)	$870,493
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	—	(96)	—	—	(96)
Stock-based incentive compensation	—	—	—	661	—	—	661
Net loss	—	—	—	—	(7,668)	—	(7,668)
Other comprehensive income	—	—	—	—	—	4,576	4,576
Balance - June 30, 2020	$—	$18	$(2,403)	$1,009,135	$(119,533)	$(19,251)	$867,966
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	—	(259)	—	—	(259)
Stock-based incentive compensation	—	—	—	1,170	—	—	1,170
Net proceeds from the issuance of common stock	—	1	—	118,933	—	—	118,934
Net income	—	—	—	—	1,663	—	1,663
Other comprehensive income	—	—	—	—	—	4,022	4,022
Balance - September 30, 2020	—	19	(2,403)	1,128,979	(117,870)	(15,229)	993,496

Balance - December 31, 2020	$—	$18	$(2,403)	$1,129,312	$(100,031)	$(11,172)	$1,015,724
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(69)	—	—	(69)
Stock-based incentive compensation	—	—	—	1,205	—	—	1,205
Net loss	—	—	—	—	(2,861)	—	(2,861)
Other comprehensive income	—	—	—	—	—	4,081	4,081
Balance - March 31, 2021	$—	$18	$(2,403)	$1,130,448	$(102,892)	$(7,091)	$1,018,080
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(9)	—	—	(9)
Stock-based incentive compensation	—	—	—	2,525	—	—	2,525
Net income	—	—	—	—	31,816	—	31,816
Other comprehensive income	—	—	—	—	—	4,199	4,199
Balance - June 30, 2021	$—	$18	$(2,403)	$1,132,964	$(71,076)	$(2,892)	$1,056,611
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(15)	—	—	(15)
Stock-based incentive compensation	—	—	—	2,516	—	—	2,516
Net income	—	—	—	—	35,476	—	35,476
Other comprehensive income	—	—	—	—	—	2,892	2,892
Balance - September 30, 2021	—	18	(2,403)	1,135,465	(35,600)	—	1,097,480
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
On March 14, 2019, HC I and HC II entered into a definitive agreement (the “Merger Agreement”) to merge with and into a wholly-owned subsidiary of BioScrip, Inc. (“BioScrip”), a national provider of infusion and home care management solutions, along with certain other subsidiaries of BioScrip and HC II. The merger contemplated by the Merger Agreement (the “Merger”) was completed on August 6, 2019 (the “Merger Date”). The Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations with Option Care being considered the accounting acquirer and BioScrip being considered the legal acquirer. Following the close of the transaction, BioScrip was rebranded as Option Care Health, Inc. (“Option Care Health”, or the “Company”). The combined Company’s stock is listed on the Nasdaq Global Select Market as of September 30, 2021. See Note 15, Stockholders’ Equity, for further discussion of HC I’s ownership as of September 30, 2021.
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
In April 2020, the Company received $11.7 million in Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) grant funds from the federal government, which was reflected in the second quarter 2020 as a cash inflow from financing activities within other financing cash flows in the unaudited condensed consolidated statements of cash flows. During the third quarter 2020, the Company returned the funds as unused to the federal government, which was reflected as a cash outflow from financing activities within other financing cash flows in the unaudited condensed consolidated statements of cash flows.
Prepaid expenses and other current assets — Included in prepaid expenses and other current assets are rebates receivable from pharmaceutical and medical supply manufacturers of $36.9 million and $35.2 million as of September 30, 2021 and December 31, 2020, respectively. There were no other items included in prepaid expenses and other current assets that comprised 5% or more of total current assets.

Equity Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the balance of the investments were $20.3 million and $17.0 million, respectively. The investments are increased to reflect the Company’s capital contributions and equity in earnings of the investees. The investments are decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees are recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). The Company’s proportionate share of earnings was $1.7 million and $4.6 million for the three and nine months ended September 30, 2021. The Company’s proportionate share of earnings was $0.8 million and $2.4 million for the three and nine months ended September 30, 2020. Distributions from the investees are treated as cash inflows from operating activities within other adjustments in the unaudited condensed consolidated statements of cash flows. During the three and nine months ended September 30, 2021, the Company received distributions from the investees of $1.3 million and $1.3 million, respectively. During the three and nine months ended September 30, 2020, the Company received distributions from the investees of $2.3 million and $2.8 million, respectively. See Footnote 16, Related-Party Transactions, for discussion of related-party transactions with these investees.
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

Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 16% and 16% for the three and nine months ended September 30, 2021. Revenue related to the Company’s largest payer was approximately 16% and 15% for the three and nine months ended September 30, 2020, respectively. In December 2019, the Company renewed and expanded its multi-year contract with this payer. The contract renewal was effective in February 2020 for a two-year term and auto-renews annually thereafter unless notice is provided. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three and nine months ended September 30, 2021, approximately 12% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. For the three and nine months ended September 30, 2020, approximately 12% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of September 30, 2021 and December 31, 2020, respectively, approximately 11% and 15%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.

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
For the three and nine months ended September 30, 2021, approximately 65% and 65%, respectively, of the Company’s pharmaceutical and medical supply purchases were from three vendors. For the three and nine months ended September 30, 2020, approximately 71% and 72%, respectively, of the Company’s pharmaceutical and medical supply purchases were from three vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results. Although there remains some uncertainty regarding the COVID-19 pandemic, as of September 30, 2021 the Company has been able to maintain adequate levels of supplies and pharmaceuticals to support its operations.

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
Intangibles assets, net consists of referral sources which were assigned a useful life of 15 years, amortized on a straight-line basis.

4. REVENUE
The following table sets forth the net revenue earned by category of payer for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commercial payers	$769,524	$678,706	$2,164,678	$1,927,426
Government payers	106,645	93,114	307,067	274,509
Patients	15,768	9,789	39,701	25,962
Net revenue	$891,937	$781,609	$2,511,446	$2,227,897
5. INCOME TAXES
During the three and nine months ended September 30, 2021, the Company recorded tax expense of $3.1 million and $5.1 million, respectively, which represents an effective tax rate of 8.0% and 7.3%, respectively. During the three and nine months ended September 30, 2020 the Company recorded a tax expense of $0.8 million and $2.3 million, respectively, which represents an effective tax rate of 31.3% and (9.6)%, respectively.
The Company maintains a full valuation allowance of $97.3 million against all of its net U.S. federal and state deferred tax assets with the exception of $0.3 million of estimated state net operating losses (“NOL”). In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities, including the effect in available carryback and carryforward periods, projected taxable income and tax-planning strategies, in making this assessment. On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated.
Based on the Company’s full valuation allowance, as noted above, the Company’s tax expense for the three and nine months ended September 30, 2021 of $3.1 million and $5.1 million consists of quarterly tax liabilities attributable to specific state taxing authorities as well as recognized deferred tax expense.
The Company has accumulated U.S. federal net operating loss carryovers that are subject to one or more Section 382 limitations. This may limit the Company’s ability to utilize its U.S. federal net operating losses.

The Company recorded no income tax expense or benefit for the three or nine months ended September 30, 2021 and 2020 associated with the tax provisions of the CARES Act.

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
The earnings (loss) is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the three and nine months ended September 30, 2021 includes the effect of shares that would be issued in connection with warrants, stock options and restricted stock awards, as these common stock equivalents are dilutive to the earnings per share recorded in those periods. The computation of diluted shares for the nine months ended September 30, 2020 excludes the effect of these common stock equivalents as their inclusion would be anti-dilutive to the loss per share recorded in the period. For the three months ended September 30, 2021 there were 457,754 warrants, 496,929 stock option awards, and 38,536 restricted stock awards outstanding that were excluded from the calculation of earnings per share as they would be anti-dilutive. For the nine months ended September 30, 2021 there were 915,507 warrants, 387,656 stock option awards, and 272,540 restricted stock awards outstanding that were excluded from the calculation of earnings per share as they would be anti-dilutive. For the three months ended September 30, 2020, there were 915,507 warrants, 296,876 stock options and 312,984 restricted stock awards outstanding that were excluded from the calculation of earnings per share as they would be anti-dilutive. For the nine months ended September 30, 2020, there were 2,328,120 warrants, 424,878 stock options and 600,483 restricted stock awards outstanding that were excluded from the calculation of loss per share as they would be anti-dilutive.
The following table presents the Company’s basic earnings (loss) per share and shares outstanding (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$35,476	$1,663	$64,431	$(25,915)
Denominator:
Weighted average number of common shares outstanding	179,872	184,232	179,841	179,220
Earnings (loss) per common share:
Earnings (loss) per common share, basic	$0.20	$0.01	$0.36	$(0.14)
The following table presents the Company’s diluted earnings (loss) per share and shares outstanding (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$35,476	$1,663	$64,431	$(25,915)
Denominator:
Weighted average number of common shares outstanding	179,872	184,232	179,841	179,220
Effect of dilutive securities	1,558	590	1,214	—
Weighted average number of common shares outstanding, diluted	181,430	184,822	181,055	179,220
Earnings (loss) per common share:
Earnings (loss) per common share, diluted	$0.20	$0.01	$0.36	$(0.14)

,

7. LEASES
During the three and nine months ended September 30, 2021, the Company incurred operating lease expenses of $7.8 million and $22.3 million, respectively, including short-term lease expense, which were included as a component of selling, general and administrative expense in the unaudited condensed consolidated statements of comprehensive income (loss). During the three and nine months ended September 30, 2020, the Company incurred operating lease expense of $7.6 million and $23.0 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income (loss). As of September 30, 2021, the weighted-average remaining lease term was 6.44 and the weighted-average discount rate was 5.09%.
Operating leases mature as follows (in thousands):

Fiscal Year Ending December 31,	Minimum Payments
2021	$8,379
2022	22,679
2023	19,324
2024	13,757
2025	11,053
Thereafter	32,682
Total lease payments	$107,874
Less: Interest	17,297
Present value of lease liabilities	$90,577
During the three and nine months ended September 30, 2021, the Company commenced new leases, extensions and amendments, resulting in non-cash investing and financing activities in the unaudited condensed consolidated statements of cash flow of $14.5 million related to increases in the operating lease right-of-use asset and operating lease liabilities, respectively. During the three and nine months ended September 30, 2020, the Company commenced new leases, extensions and amendments, resulting in non-cash investing and financing activities in the unaudited condensed consolidated statements of cash flow of $20.1 million related to increases in the operating lease right-of-use asset and operating lease liabilities, respectively. As of September 30, 2021, the Company did not have any significant operating or financing leases that had not yet commenced.

8. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Infusion pumps	$34,249	$31,678
Equipment, furniture and other	53,770	47,886
Leasehold improvements	91,789	87,483
Computer software, purchased and internally developed	29,804	27,799
Assets under development	7,894	10,793
	217,506	205,639
Less: accumulated depreciation	110,718	84,490
Property and equipment, net	$106,788	$121,149
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income (loss), depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense in cost of revenue	$1,664	$1,643	$4,410	$5,161
Depreciation expense in operating expenses	7,476	7,814	22,670	28,546
Total depreciation expense	$9,140	$9,457	$27,080	$33,707

9. GOODWILL AND OTHER INTANGIBLE ASSETS
There was no change in the carrying amount of goodwill for the three or nine months ended September 30, 2021.
Changes in the carrying amount of goodwill consists of the following activity for the three and nine months ended September 30, 2020 (in thousands):

Balance at December 31, 2019	$1,425,542
Merger purchase accounting adjustments	2,341
Balance at March 31, 2020	$1,427,883
Merger purchase accounting adjustments	727
Balance at June 30, 2020	$1,428,610
Changes	—
Balance at September 30, 2020	$1,428,610

The carrying amount and accumulated amortization of intangible assets consists of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Gross intangible assets:
Referral sources	$456,372	$438,121
Trademarks/names	44,536	44,536
Other amortizable intangible assets	402	402
Total gross intangible assets	501,310	483,059

Accumulated amortization:
Referral sources	(130,758)	(110,498)
Trademarks/names	(26,403)	(21,146)
Other amortizable intangible assets	(385)	(363)
Total accumulated amortization	(157,546)	(132,007)
Total intangible assets, net	$343,764	$351,052
Amortization expense for intangible assets was $7.9 million and $25.5 million for the three and nine months ended September 30, 2021, respectively. Amortization expense for intangible assets was $8.8 million and $26.3 million for the three and nine months ended September 30, 2020, respectively.

10. INDEBTEDNESS
Long-term debt consisted of the following as of September 30, 2021 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Asset-based-lending (“ABL”) facility	$—	$—	$—	$—
First lien term loan	1,156,919	(8,731)	(18,590)	1,129,598
Second lien notes	—	—	—	—
	$1,156,919	$(8,731)	$(18,590)	1,129,598
Less: current portion				(11,775)
Total long-term debt				$1,117,823
Long-term debt consisted of the following as of December 31, 2020 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL facility	$—	$—	$—	$—
First lien term loan	915,750	(7,253)	(19,710)	888,787
Second lien notes	245,781	(6,102)	(4,113)	235,566
	$1,161,531	$(13,355)	$(23,823)	1,124,353
Less: current portion				(9,250)
Total long-term debt				$1,115,103
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
The Company assessed whether the repayment of the Second Lien Notes by issuing incremental First Lien Term Loan indebtedness resulted in an insubstantial modification or an extinguishment of the existing debt for each loan in the syndication by grouping lenders as follows: (i) Lenders participating in both the First Lien Term Loan and Second Lien Notes; (ii) previous lenders that exited; and (iii) new lenders. The Company determined that $161.2 million of the First Lien Term Loan was extinguished and $122.9 million of the Second Lien Term Loan was extinguished, which is disclosed as an outflow from financing activities in the condensed consolidated statements of cash flows. The First Lien Term Loan and Second Lien Notes had insubstantial modifications for lenders that participated in both debt instruments, which resulted in a cash outflow from financing activities of $352.0 million in the condensed consolidated statements of cash flows. The Company determined that $356.2 million of new debt was issued related to the First Lien Term Loan, which is disclosed as an inflow from financing activities in the condensed consolidated statements of cash flows. In connection with the prepayment of the Second Lien Notes and incremental First Lien Term Loan indebtedness, the Company incurred $7.2 million in debt issuance costs and third-party fees, of which $3.7 million was capitalized, $0.9 million was expensed as a component of other expense and $2.6 million was expensed as a loss on extinguishment as a component of other expense in the condensed consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2021. Further, $1.0 million of the total fees incurred of $7.2 million was netted against the $356.2 million of proceeds from debt as a component of the cash flows from financing activities, $2.9 million was presented as deferred financing costs as a component of cash flows from financing activities, $2.4 million was presented as debt prepayment fees as a component of cash flows from financing activities, and the remaining $0.9 million was included in cash flows from operating activities in the condensed consolidated statements of cash flows.
The Company recognized a loss on extinguishment of debt of $12.4 million included in the line entitled “Other, net” in the unaudited condensed consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2021, of which $2.6 million related to debt issue costs incurred with the incremental First Lien Term Loan indebtedness and prepayment of the Second Lien Notes, as discussed above, and $9.8 million related to existing deferred financing fees that were written off upon extinguishment. All remaining deferred financing fees that existed prior to the First Lien Credit Agreement

Amendment were attributed to modified loans, and were capitalized and amortized over the remaining term of the First Lien Term Loan.
The interest rate on the First Lien Term Loan was 3.83% and 4.40% as of September 30, 2021 and December 31, 2020, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 3.84% and 5.87% for the three and nine months ended September 30, 2021. The weighted average interest rate incurred on the previous First Lien Term Loan was 4.67% and 5.29% for the three and nine months ended September 30, 2020, respectively. The interest rate on the Second Lien Notes was 8.98% as of December 31, 2020. The weighted average interest rate incurred on the Second Lien Notes was 8.98% for the period January 1, 2021 through January 20, 2021, prior to the repayment of the outstanding balance. The weighted average interest rate incurred on the Second Lien Notes was 9.51% and 10.17% for the three and nine months ended September 30, 2020.
Long-term debt matures as follows (in thousands):

Year Ending December 31,	Minimum Payments
2021	$2,944
2022	11,775
2023	11,775
2024	11,775
2025	11,775
Thereafter	1,106,875
Total	$1,156,919

In October 2021, the Company entered into an amendment on the First Lien Term Loan, to provide $600 million of refinanced borrowings. In October 2021, the Company also issued $500 million in aggregate principal amount of senior notes. See Note 17, Subsequent Events, for further discussion.

During the three and nine months ended September 30, 2021 and 2020, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 11, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of September 30, 2021 (in thousands):

Financial Instrument	Carrying Value as of September 30, 2021	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First lien term loan	$1,129,598	$—	$1,156,919	$—
Second lien notes	—	—	—	—
Total debt instruments	$1,129,598	$—	$1,156,919	$—
The following table sets forth the changes in Level 3 measurements for the three months ended March 31, 2021 (in thousands). As the Second Lien Notes were prepaid in Q1, there was no change in the fair value thereafter.

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
In August 2019, the Company entered into interest rate swap agreements that reduce the variability in the interest rates on the newly-issued debt obligations following the Merger with BioScrip. The first interest rate swap for $925.0 million notional was effective in August 2019 with $911.1 million designated as a cash flow hedge against the underlying interest rate on the first lien term loan interest payments indexed to one-month London Interbank Offered Rate (“LIBOR”) through August 2021. In accordance with ASU 2017-12, Targeted Improvements to Accounting for Hedges, the Company has determined that the $911.1 million designated cash flow hedge is perfectly effective. The remaining $13.9 million notional amount of the interest rate swap is not designated as a hedging instrument. The first interest rate swap expired in August 2021. The second interest rate swap of $400.0 million notional was effective in November 2019 and was designated as a cash flow hedge against the underlying interest rate on the second lien notes interest payments indexed to three-month LIBOR through November 2020.
In May 2020, the Company elected to pay-in-kind (“PIK”) the second lien note’s quarterly interest payment due in August 2020. Upon making the PIK election, the Company determined that the hedged interest payment would no longer occur, resulting in an ineffective hedge, so the Company discontinued hedge accounting on its $400.0 million notional interest rate swap. As a result, the Company reclassified accumulated comprehensive loss of $3.7 million to interest expense, net in the unaudited condensed consolidated statements of comprehensive income (loss). The gains and losses associated with the $400.0 million notional swap were recognized in net income (loss) through interest expense until the swap expired in November 2020.
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair value - Derivatives in liability position
Derivative	Balance Sheet Caption	September 30, 2021	December 31, 2020
Interest rate swaps designated as cash flow hedges	Accrued expenses and other current liabilities	$—	$11,172
Interest rate swaps not designated as cash flow hedges	Accrued expenses and other current liabilities	—	170
Total derivatives		$—	$11,342

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	2021	2020	2021	2020
Interest rate swaps designated as cash flow hedges	$2,892	$4,022	$11,172	$(11,780)
Interest rate swaps that discontinued hedge accounting	—	—	—	3,746
	$2,892	$4,022	$11,172	$(8,034)
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s unaudited condensed consolidated statement of comprehensive income (loss) related to the Company’s derivative instruments (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	Income Statement Caption	2021	2020	2021	2020
Interest rate swaps designated as cash flow hedges	Interest expense	$(2,903)	$(4,152)	$(11,298)	$(8,604)
Interest rate swaps not designated as hedges	Interest expense	—	(41)	(2)	(32)
Interest rate swaps that discontinued hedge accounting	Interest expense	—	—	—	(3,746)
		$(2,903)	$(4,193)	$(11,300)	$(12,382)

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
There were no other assets or liabilities measured at fair value at September 30, 2021 and December 31, 2020.
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

14. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by the BioScrip stockholders on May 3, 2018, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors. The 2018 plan is administered by the Company’s Compensation Committee, a standing committee of the Board of Directors. A total of 9,101,734 shares of common stock are authorized for issuance. The Company had stock options, restricted stock and performance stock units outstanding related to the 2018 Plan as of September 30, 2021. As of September 30, 2021, the Company also had incentive units outstanding related to the HC I equity incentive plan, which was implemented in October 2015, for certain officers and employees of the Company. During the three and nine months ended September 30, 2021, total stock-based incentive compensation expense recognized by the Company related to these plans was $2.5 million and $6.2 million, respectively. During the three and nine months ended September 30, 2020, total stock-based incentive compensation expense recognized by the Company related to these plans was $1.2 million and $2.6 million, respectively.
15. STOCKHOLDERS’ EQUITY
During the three and nine months ended September 30, 2021, HC I completed secondary offerings of 29,900,000 and 76,400,000 shares of common stock, respectively. Following these offerings, HC I holds approximately 21.1% of the common stock of the Company.
2017 Warrants — During the three and nine months ended September 30, 2021, warrant holders did not elect to exercise any warrants to purchase shares of common stock. During the three and nine months ended September 30, 2020, warrant holders did not elect to exercise any warrants to purchase shares of common stock. As of September 30, 2021 and December 31, 2020, the remaining warrant holders are entitled to purchase 1.4 million shares of common stock, respectively.
2015 Warrants — During the three and nine months ended September 30, 2021, warrant holders did not elect to exercise any warrants to purchase shares of common stock. During the three and nine months ended September 30, 2020, warrant holders did not elect to exercise any warrants to purchase shares of common stock. As of September 30, 2021 and December 31, 2020, warrant holders are entitled to purchase 0.9 million shares of common stock, respectively.
16. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $0.9 million and $2.6 million for the three and nine months ended September 30, 2021, respectively. The Company recorded management fee income of $0.8 million and $2.1 million for the three and nine months ended September 30, 2020, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).
The Company had amounts due to its joint ventures of $2.9 million as of September 30, 2021. This payable was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. The Company also had amounts due from its joint ventures of $2.4 million as of December 31, 2020. These receivables were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.

17. SUBSEQUENT EVENTS

The Company has evaluated whether any subsequent events occurred since September 30, 2021, and noted the following subsequent events:

On October 1, 2021 the Company acquired Infinity Infusion Nursing, LLC (“Infinity”) for $50 million in an all-cash transaction. Infinity is a leader in home infusion services that provide therapy management for patients with acute, chronic and rare disorders through a national network of highly-skilled, specialty nurses.

In October 2021, the Company refinanced its $1,157 million outstanding existing loan due 2026. The Company amended the existing First Lien Term Loan, to provide $600 million of refinanced borrowings (the “New First Lien Term Loan Facility”) which modified certain terms and extended its maturity to 2028. In conjunction with the refinancing, the Company also issued $500 million in aggregate principal of unsecured senior notes due 2029 (collectively, the “Transactions”). In connection with the Transactions, the Company incurred third party fees of $9.4 million and original issue discount of $1.5 million. The Company also utilized $69.9 million of cash on hand for the Transactions. In conjunction with the Transactions, the Company also entered into an interest rate cap hedge with a notional amount of $300 million for a 5-year term beginning November 30, 2021. The hedge partially offsets risk associated with the New First Lien Term Loan Facility’s variable interest rate.

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
The Company relies upon patient referrals from multiple sources, including but not limited to patients discharged from acute care settings (e.g., hospitals) and patients requiring treatment for chronic conditions from specialty physicians. As expected, the pandemic has negatively affected new patient referrals for both acute and chronic conditions; however, the Company did experience an increase in patient transfers from hospital and outpatient settings which positively affected revenues. For the three and nine months ended September 30, 2021, the revenue results reflect acute revenue that had mid-single digit growth, while chronic revenue grew in the mid-teens relative to the prior year. Option Care Health continues to collaborate with payers and health systems to transition patients into the home or one of our alternate treatment sites to receive vital infusion therapy.
The Company continued to experience cost inefficiencies during the three and nine months ended September 30, 2021 with respect to clinical labor and other staffing challenges. Integration-related initiatives that were accelerated during the year ended December 31, 2020 continue to offset the negative impacts resulting from the COVID-19 pandemic. Further, to date, the Company has experienced no material deceleration in cash collections and collaboration with payers continues to be productive. The Company anticipates that the pandemic could affect its operations for an extended period; however, at this time cannot confidently forecast the duration nor the ultimate financial impact on its operations. See Item 1A. “Risk Factors” under the caption “The COVID-19 pandemic could adversely impact our business, results of operations, cash flows and financial position” included in our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of risks.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three and nine months ended September 30, 2021 and 2020.
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
Other Income (Expense)
Interest Expense, Net. Interest expense consists principally of interest payments on the Company’s outstanding borrowings under the ABL Facility, the first lien term loan and second lien notes, amortization of discount and deferred financing fees, changes in derivatives not designated as hedging instruments related to the interest rate swaps, and reclassification from accumulated other comprehensive income to interest expense upon discontinuing hedge accounting. Refer to the “Liquidity and Capital Resources” section below for further discussion of these outstanding borrowings.
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

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021 (unaudited)		2020 (unaudited)		2021 (unaudited)		2020 (unaudited)
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$891,937	100.0%	$781,609	100.0%	$2,511,446	100.0%	$2,227,897	100.0%
COST OF REVENUE	688,969	77.2%	607,456	77.7%	1,944,037	77.4%	1,729,395	77.6%
GROSS PROFIT	202,968	22.8%	174,153	22.3%	567,409	22.6%	498,502	22.4%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	134,633	15.1%	123,000	15.7%	388,930	15.5%	377,198	16.9%
Depreciation and amortization expense	15,452	1.7%	16,597	2.1%	48,410	1.9%	54,892	2.5%
Total operating expenses	150,085	16.8%	139,597	17.9%	437,340	17.4%	432,090	19.4%
OPERATING INCOME	52,883	5.9%	34,556	4.4%	130,069	5.2%	66,412	3.0%

OTHER INCOME (EXPENSE):
Interest expense, net	(16,000)	(1.8)%	(24,583)	(3.1)%	(52,717)	(2.1)%	(84,102)	(3.8)%
Equity in earnings of joint ventures	1,676	0.2%	790	0.1%	4,567	0.2%	2,364	0.1%
Other, net	4	—%	(8,344)	(1.1)%	(12,392)	(0.5)%	(8,322)	(0.4)%
Total other expense	(14,320)	(1.6)%	(32,137)	(4.1)%	(60,542)	(2.4)%	(90,060)	(4.0)%

INCOME (LOSS) BEFORE INCOME TAXES	38,563	4.3%	2,419	0.3%	69,527	2.8%	(23,648)	(1.1)%
INCOME TAX EXPENSE	3,087	0.3%	756	0.1%	5,096	0.2%	2,267	0.1%
NET INCOME (LOSS)	$35,476	4.0%	$1,663	0.2%	$64,431	2.6%	$(25,915)	(1.2)%

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gains (losses) on cash flow hedges, net of income tax expense (benefit) of $0, $0, $0 and $0, respectively	2,892	0.3%	4,022	0.5%	11,172	0.4%	(8,034)	(0.4)%
OTHER COMPREHENSIVE INCOME (LOSS)	2,892	0.3%	4,022	0.5%	11,172	0.4%	(8,034)	(0.4)%
NET COMPREHENSIVE INCOME (LOSS)	$38,368	4.3%	$5,685	0.7%	$75,603	3.0%	$(33,949)	(1.5)%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three month periods ended September 30, 2021 and September 30, 2020.
Gross Profit

	Three Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net revenue	$891,937	$781,609	$110,328	14.1%
Cost of revenue	688,969	607,456	81,513	13.4%
Gross profit	$202,968	$174,153	$28,815	16.5%
Gross profit margin	22.8%	22.3%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had mid single digit growth relative to the prior year while chronic revenue grew in the mid-teens. The increase in cost of revenue was driven by the growth in revenue. The increase in gross profit was primarily related to contribution margin from the increase in net revenue. The slight increase in gross profit margin was driven by mix shift toward higher profit therapies.
Operating Expenses

	Three Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$134,633	$123,000	$11,633	9.5%
Depreciation and amortization expense	15,452	16,597	(1,145)	(6.9)%
Total operating expenses	$150,085	$139,597	$10,488	7.5%
The increase in Selling, general and administrative expenses is primarily due to salaries and benefits, but has decreased as a percentage of revenue to 15.1% for the three months ended September 30, 2021 as compared to 15.7% for the three months ended September 30, 2020, as our revenue has grown at a faster pace than our selling, general and administrative expenses.
The decrease in depreciation and amortization was primarily related to a reduction in capital expenditures corresponding with the stabilization of capital expenditures through completion of Merger integration activities during the year ended December 31, 2020.

Other Income (Expense)

	Three Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Interest expense, net	$(16,000)	$(24,583)	$8,583	(34.9)%
Equity in earnings of joint ventures	1,676	790	886	112.2%
Other, net	4	(8,344)	8,348	(100.0)%
Total other expense	$(14,320)	$(32,137)	$17,817	(55.4)%
The decrease in interest expense was primarily attributable to the debt refinancing of the first lien term loan and prepayment of the second lien notes in January 2021, as well as the reduction in the outstanding debt balance due to retirement of debt obligations which were completed during 2020. See Note 10, Indebtedness, of the unaudited condensed consolidated financial statements.
The increase in equity in earnings of joint ventures was primarily attributable to organic growth in both the acute and chronic portfolio of therapies.
The change in other, net is primarily attributable to the loss on extinguishment of debt of $8.3 million incurred in the third quarter of 2020 in conjunction with the $125.0 million repayment of principal on the second lien notes.
Income Tax Expense

	Three Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Income tax expense	$3,087	$756	$2,331	308.3%

The Company maintains a full valuation allowance, established at the time of Merger, against all of its net U.S. federal and state deferred tax assets with the exception of approximately $0.3 million of estimated state net operating losses (“NOL”). Because of the Company’s full valuation allowance, the Company’s tax expense for the three months ended September 30, 2021 only consists of quarterly tax liabilities attributable to separate company state tax returns as well as recognized deferred tax expense. These tax expense items resulted in an effective tax rate of 8.0% during the three months ended September 30, 2021. During the three months ended September 30, 2020, the effective tax rate was 31.3%. The variance in the year-over-year effective tax rates is primarily attributable to changes in the valuation allowance combined with year-over-year variances in income (loss) before income taxes for the Company. The quarterly tax rates of both periods differ from the Company’s 21% federal statutory rate primarily due to changes in valuation allowance, certain state and local taxes, non-deductible costs and resolution of certain tax matters.

Net Income and Other Comprehensive Income

	Three Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net income	$35,476	$1,663	$33,813	2,033.3%
Other comprehensive income, net of tax:
Changes in unrealized gains on cash flow hedges, net of income taxes	2,892	4,022	(1,130)	(28.1)%
Other comprehensive income	2,892	4,022	(1,130)	(28.1)%
Net comprehensive income	$38,368	$5,685	$32,683	574.9%
The increase in net income was primarily attributed to contribution margin from additional revenue related to organic growth and realization of Merger-related integration savings that resulted in total operating expenses decreasing as a percentage of revenue.
The decrease in changes in unrealized gains on cash flow hedges, net of income taxes, primarily related to the $925.0 million notional swap as the swap expired in August 2021.
Net comprehensive income increased to $38.4 million for the three months ended September 30, 2021, compared to net comprehensive income of $5.7 million for the three months ended September 30, 2020, primarily as a result of the changes in net income, discussed above.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following tables present selected consolidated comparative results of operations from the Company’s unaudited condensed consolidated financial statements for the nine month periods ended September 30, 2021 and September 30, 2020.
Gross Profit

	Nine Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net revenue	$2,511,446	$2,227,897	$283,549	12.7%
Cost of revenue	1,944,037	1,729,395	$214,642	12.4%
Gross profit	567,409	498,502	$68,907	13.8%
Gross profit margin	22.6%	22.4%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies. The increase in cost of revenue was driven by the growth in revenue. The increase in gross profit was primarily related to contribution margin from the increase in net revenue. The slight increase in gross profit margin was driven by mix shift toward higher profit therapies.
Operating Expenses

	Nine Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$388,930	$377,198	$11,732	3.1%
Depreciation and amortization expense	48,410	54,892	(6,482)	(11.8)%
Total operating expenses	$437,340	$432,090	$5,250	1.2%
Selling, general and administrative expenses increased for the nine months ended September 30, 2021 primarily due to salaries and benefits, but has decreased as a percentage of revenue to 15.5% for the nine months ended September 30, 2021 as compared to 16.9% for the nine months ended September 30, 2020 due to Merger synergy realization.
The decrease in depreciation and amortization was primarily related to a reduction in capital expenditures corresponding with the completion of Merger integration activities during the year ended December 31, 2020.

Other Income (Expense)

	Nine Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Interest expense, net	$(52,717)	$(84,102)	$31,385	(37.3)%
Equity in earnings of joint ventures	4,567	2,364	2,203	93.2%
Other, net	(12,392)	(8,322)	(4,070)	48.9%
Total other expense	$(60,542)	$(90,060)	$29,518	(32.8)%
The decrease in interest expense was primarily attributable to the debt refinancing of the first lien term loan and prepayment of the second lien notes in January 2021, as well as the reduction in the outstanding debt balance due to retirement of debt obligations which were completed during 2020. See Note 10, Indebtedness, of the unaudited condensed consolidated financial statements.
The increase in equity in earnings of joint ventures was primarily attributable to organic growth in both the acute and chronic portfolio of therapies.
The increase in other, net relates to the loss on extinguishment of debt of $12.4 million incurred in the first quarter of 2021 in conjunction with the refinancing of the first lien term loan and prepayment of all outstanding principal of the second lien notes.
Income Tax Expense

	Nine Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Income tax expense	$5,096	$2,267	$2,829	124.8%

The Company maintains a full valuation allowance, established at the time of Merger, against all of its net U.S. federal and state deferred tax assets with the exception of approximately $0.3 million of estimated state net operating losses (“NOL”). Because of the Company’s full valuation allowance, the Company’s tax expense for the nine months ended September 30, 2021 only consists of quarterly tax liabilities attributable to separate company state taxing authorities as well as recognized deferred tax expense. These tax expense items created an effective tax rate of 7.3% during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the effective tax rate was negative 9.6%. The variance in the year-over-year effective tax rates is primarily attributable to changes in the valuation allowance combined with year-over-year variances in income (loss) before income taxes for the Company. The effective tax rates of both periods differ from the Company’s 21% federal statutory rate primarily due to changes in valuation allowance, certain state and local taxes, non-deductible costs and resolution of certain tax matters.

Net Income (Loss) and Other Comprehensive Income (Loss)

	Nine Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net income (loss)	$64,431	$(25,915)	$90,346	(348.6)%
Other comprehensive income (loss), net of tax:
Changes in unrealized gains (losses) on cash flow hedges, net of income taxes	11,172	(8,034)	19,206	(239.1)%
Other comprehensive income (loss)	11,172	(8,034)	19,206	(239.1)%
Net comprehensive income (loss)	$75,603	$(33,949)	$109,552	(322.7)%
The change in net income (loss) was primarily attributed to contribution margin from additional revenue related to organic growth and realizing Merger-related integration savings that resulted in total operating expenses decreasing as a percentage of revenue.
The change in unrealized gains (losses) on cash flow hedges, net of income taxes, primarily related to the increase in fair value on the $925.0 million notional swap as the swap expired in August 2021. The change in unrealized loss for the nine months ended September 30, 2020 related to the decrease in the variable interest rates during 2020, partially offset by the $3.7 million reclassification from accumulated other comprehensive income to interest expense upon discontinuing hedge accounting on the $400.0 million notional interest rate swap.
The change in net comprehensive income (loss) was the result of the change in net income (loss), described above, further increased by the impact of the fair value of the interest rate swaps.
Liquidity and Capital Resources
For the nine months ended September 30, 2021 and the twelve months ended December 31, 2020, the Company’s primary sources of liquidity were cash on hand of $200.9 million and $99.3 million, respectively, as well as the $165.4 million of borrowings available under its credit facilities (net of $9.6 million undrawn letters of credit issued and outstanding). During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company’s positive cash flows from operations enabled investments in pharmacy and information technology infrastructure to support growth and create additional capacity in the future, as well as pursue acquisitions.
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

Credit Facilities
The Company’s ABL revolving credit facility provides for borrowings up to $175.0 million, which matures on August 6, 2024. The ABL facility bears interest at a per annum rate that is determined by the Company’s periodic selection of rate type, either the Base Rate or the Eurocurrency Rate. The Base Rate is charged between 1.25% and 1.75% and the Eurocurrency Rate is charged between 2.25% and 2.75% based on the historical excess availability as a percentage of the Line Cap, as defined in the ABL facility credit agreement. The revolving credit facility contains commitment fees payable on the unused portion of the ABL facility ranging from 0.25% to 0.375%, depending on various factors including the Company’s leverage ratio, type of loan and rate type, and letter of credit fees of 2.5%. The Company had no outstanding borrowings under the ABL facility at September 30, 2021. The Company had $9.6 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL facility of $165.4 million as of September 30, 2021.
The principal balance of the first lien term loan was initially repayable in quarterly installments of $2.3 million plus interest, with a final payment of all remaining outstanding principal due on August 6, 2026. The quarterly principal payments commenced in March of 2020. Interest on the first lien term loan was initially payable monthly on Base Rate loans at Base Rate, as defined, plus 3.25% to 3.50%, depending on the Company’s leverage ratio. Interest was initially charged on Eurocurrency Rate loans at the Eurocurrency Rate, as defined, plus 4.25% to 4.50%, depending on the Company’s leverage ratio. The interest rate on the first lien term loan was 3.83% as of September 30, 2021.
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
During the three months ended March 31, 2021, the Company entered into an amendment on the first lien term loan (the “First Lien Credit Agreement Amendment”). The First Lien Credit Agreement Amendment resulted in an additional $250.0 million of incremental first lien term loan indebtedness being issued and reduced the interest rate on all outstanding first lien term loan indebtedness from LIBOR plus 4.25% to LIBOR plus 3.75%. The proceeds of the $250.0 million incremental first lien term loan indebtedness were used to prepay the remaining $245.8 million outstanding balance of the second lien notes. Following the First Lien Credit Agreement Amendment, the first lien term loan is repayable in quarterly installments of $2.9 million plus interest, with a final payment of all outstanding principal due on August 6, 2026. See Note 10, Indebtedness, of the unaudited condensed consolidated financial statements included in Item 1 of this report for further discussion. The interest rate on the first lien term loan was 3.83% as of September 30, 2021.
In October 2021, the Company entered into an amendment on the First Lien Term Loan, to provide $600 million of refinanced borrowings. In October 2021, the Company also issued $500 million in aggregate principal amount of senior notes. See Note 17, Subsequent Events, for further discussion.

Cash Flows
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)	Variance

	(in thousands)
Net cash provided by operating activities	$143,259	$101,728	$41,531
Net cash used in investing activities	(30,596)	(12,330)	(18,266)
Net cash used in financing activities	(11,072)	(16,407)	5,335
Net increase in cash and cash equivalents	101,591	72,991	28,600
Cash and cash equivalents - beginning of period	99,265	67,056	32,209
Cash and cash equivalents - end of period	$200,856	$140,047	$60,809
Cash Flows from Operating Activities
The increase in cash flows provided by operating activities is primarily due to higher net income, decrease in interest expense due to the January 2021 debt refinancing, and timing of vendor payments during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Cash Flows from Investing Activities
The increase in cash flows used in investing activities is primarily due to the BioCure asset acquisition in the current year.
Cash Flows from Financing Activities
The increase in cash used in financing activities is related to the current year debt refinancing, which resulted in proceeds of debt of $355.2 million, retirement of debt obligations of $352.0 million (as compared to $125.0 million for the nine months ended September 30, 2020), deferred financing costs of $2.9 million and debt prepayment penalties of 2.5 million. The remaining change in financing activities was related to net proceeds from issuance of common stock in the nine months ended September 30, 2020 with no comparable activity in the nine months ended September 30, 2021.

Commitments and Contractual Obligations
The following table presents Option Care Health’s commitments and contractual obligations as of September 30, 2021, as well as its long-term obligations that changed materially from the Company’s annual report on form 10-K (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$1,156,919	$8,831	$26,494	$1,121,594	$—
Interest payments on long-term debt obligations (2)	212,126	44,770	88,166	79,190	—
Total	$1,369,045	$53,601	$114,660	$1,200,784	$—
(1) Includes aggregate principal payment from the first lien term loan.
(2) Interest payments calculated based on LIBOR rate as of September 30, 2021. Actual payments are based on changes in LIBOR. Calculated interest payments exclude interest rate swap agreements the Company entered into in connection with the long-term debt obligations.
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding.
Off-Balance Sheet Arrangements
As of September 30, 2021, Option Care Health did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
 For a summary of legal proceedings, refer to Note 13, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included in Item 1 of this report.
Item 1A.Risk Factors
There have been no material changes to the risk factors affecting our business, financial condition or results of operations from those set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on form 10-K for the Year ended December 31, 2020, except as modified by the information in the following risk factor, which was modified. Additional risks and uncertainties not currently known to us that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.
As of September 30, 2021, Madison Dearborn Partners is our largest stockholder and has the ability to exercise significant influence over decisions requiring our stockholders’ approval.

As of September 30, 2021, Madison Dearborn Partners controls 21.1% of our common stock through its control of HC Group Holding I, LLC (“HC Group”). As a result, Madison Dearborn Partners has the ability to exercise significant influence over decisions requiring approval of our stockholders including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of our common stock. Also, Madison Dearborn Partners is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete with us. Madison Dearborn Partners or its affiliates may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us. Based on information received from Madison Dearborn Partners, Walgreens is also an equityholder of HC Group and currently maintains its approximately 21% indirect financial interest in us through HC Group.
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

OPTION CARE HEALTH, INC.

Date: November 4, 2021	/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)