Form 10-K
period 2021-12-31
Option Care Health, Inc.
filed 2022-02-23
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,451,675,967 based on the closing price of the registrant’s Common Stock on the Nasdaq Global Select Market on such date.
As of February 18, 2022, there were 179,938,417 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
Item 1.     Business
Overview
Option Care Health, Inc. (“Option Care Health”, “we”, “us”, “our”, or the “Company”) is the largest independent provider of home and alternate site infusion services through its national network of 154 locations in 45 states. Option Care Health draws on nearly 40 years of clinical care experience to offer patient-centered, cost-effective infusion therapy. Option Care Health’s infusion services include the clinical management of infusion therapy, nursing support and care coordination. Option Care Health’s multidisciplinary team of approximately 4,300 clinicians, including pharmacists, pharmacy technicians, nurses and dietitians, are able to provide infusion service coverage for nearly all patients across the United States needing treatment for complex and chronic medical conditions.
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
•Providers. The Company provides providers with timely patient clinical support by providing care management related to their patients’ pharmacy needs and improving compliance with therapy protocols. The Company eliminates the need for providers to carry inventories of high cost prescriptions by distributing the medications directly to patients’ homes.
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
•Health Systems. The Company partners with health systems across the country to provide an effective post-acute care network to manage patients across the continuum of care.

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
ACHC accreditation is awarded to healthcare organizations that meet regulatory requirements and accreditation standards, and PCAB accreditation offers the most comprehensive compliance solution in the industry based on more than 40 sterile compounding standards in the U.S. Pharmacopeia Pharmaceutical Compounding - Sterile Preparations Standards (“USP 797”)

Services
The Company is the largest independent provider of home and alternate site infusion services. The Company’s services are most typically provided in the patient’s home, but may also be provided at clinics, the physician’s office or at one of its ambulatory infusion suites. The Company provides a broad therapy portfolio through its network of 97 full service pharmacies and 57 stand-alone ambulatory infusion suites. The Company’s home infusion services include medication and supplies for administration and use at home or within one of its ambulatory infusion suites, consultation and education regarding the patient’s condition and the prescribed medication nursing support, clinical monitoring and assistance in monitoring potential side effects, and assistance in obtaining reimbursement. The Company administers a wide variety of therapies and services, including the following:
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
The Company also provides nursing services to support the above therapies, comprised of its nursing team of approximately 2,500 employees, and through its network of sub-contracted nursing agencies.

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

Suppliers
The Company purchases pharmaceuticals and medical supplies through pharmaceutical manufacturers, distributors and group purchasing organizations. Through the coverage and clinical expertise of its 97 full service pharmacies, the Company provides pharmaceutical manufacturers with a broad distribution channel for its existing pharmaceutical products. Many of the pharmaceuticals that the Company purchases are available from multiple sources and are available in sufficient quantities to meet its needs and the needs of its patients. However, some drugs are only available through the manufacturer and may be subject to limits on distribution. In such cases, it is important the Company establishes and maintains good working relations with the manufacturer to secure sufficient supply to meet its patients’ needs. Additionally, certain drugs may become subject to supply shortages. Such shortages can result in cost increases or hamper the Company’s ability to obtain sufficient quantities to meet the needs of its patients. The Company actively manages its relationships with direct manufacturers and distributors to ensure consistent supply and cost-effective procurement. These relationships provide the Company the opportunity to become a selected partner in the launch of their new products. The Company may receive fees, which it records as revenue, from certain biotech manufacturers for providing them with clinical outcomes data. The Company’s continued growth will be dependent on maintaining its existing relationships with manufacturers and establishing new relationships with additional manufacturers as the Company launches new products.
For the year ended December 31, 2021, approximately 74% of the Company’s pharmaceutical and medical supply purchases are from four vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.
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
The Company’s largest payer represented approximately 16% of its revenue for the year ended December 31, 2021. No other single payer represented more than 10% of its revenue. The Company also provides services that are directly reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the year ended December 31, 2021, approximately 12% of the Company’s revenue was reimbursable through direct governmental programs, such as Medicare and Medicaid.
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
False Claims Act. The Company is subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim or causing a claim to be presented for payment from a federal healthcare program that is false or fraudulent. The standard for “knowing and willful” may include conduct that amounts to a reckless disregard for the accuracy of information presented to payers. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare or Medicaid programs and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly or by a private plaintiff by filing a qui tam lawsuit on the government’s behalf. Under the False Claims Act, the government and private plaintiffs, if any, may recover monetary penalties in the amount of $11,803 to $23,607 per false claim, as well as an amount equal to three times the amount of damages sustained by the government as a result of the false claim. A number of states, including states in which the Company operates, have adopted their own false claims statutes as well as statutes that allow individuals to bring qui tam actions. The Company believes that it has procedures in place to ensure the accuracy of its claims.
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
Human Capital Resources
As of December 31, 2021, the Company employed 5,430 persons on a full-time basis and 1,808 persons on a part-time basis. The majority of its part-time employees are clinicians due to the nature and timing of the services the Company provides.
Our business relies on our ability to attract and retain nursing staff, pharmacists and other professionals who possess the skills, experience and licenses necessary to meet the requirements of their job responsibilities. Our ability to attract and retain personnel depends on several factors, including our ability to provide them with engaging assignments and competitive salaries and benefits.
Environment-Social-Corporate Governance Initiative

Option Care Health is committed to making a positive impact on not only our patients, but also our employees, the communities in which we serve and the environment at large. Our ESG Initiative includes four distinct pillars around building a sustainable and responsible enterprise that is focused on providing extraordinary care that changes lives:
•Reducing Our Impact on the Environment – Through increased efforts in green packaging solutions, growing our network of Ambulatory Infusion Suites and the expanded use of ride share programs for our clinicians, we expect to reduce the company’s carbon footprint and waste.
•Caring for Our Patient Community – We intend to expand our current assistance programs to increase health access to patients and are launching new initiatives to improve the overall patient experience.
•Empowering Our People – We continue to improve and expand on our diversity, equity and inclusion initiatives, health and well-being programs and development and training opportunities for employees.
•Managing a Responsible and Resilient Enterprise – In addition to our comprehensive Enterprise Risk Management process, we are building a more robust privacy, data security and incident response program as well as continuing our commitment to best practices in corporate governance, compliance and business ethics.

The General Counsel and Assistant General Counsel serve as executive sponsors of the ESG Initiative and coordinate our corporate response to developing comprehensive ESG programs. The Nominating and Corporate Governance Committee of the Board of Directors is charged with providing oversight on ESG matters.

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
We are highly dependent on reimbursement from MCOs, government programs such as Medicare and Medicaid and commercial insurers (collectively, “Third Party Payers”). For the year ended December 31, 2021, 88% of our revenue came from managed care organizations and other nongovernmental payers, including Medicare Advantage plans, Managed Medicaid plans, pharmacy benefit managers (“PBM’s”), and self-pay patients. Many payers seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing. From time to time, payers with whom we have relationships require that we bid against our competitors to keep their business. As a result of this bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be reduced. The loss of a payer relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our gross margins and net income.
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
For the year ended December 31, 2021, approximately 74% of our pharmaceutical and medical supply purchases are from four vendors. Most of the pharmaceuticals that we purchase are available from multiple sources, and we believe they are available in sufficient quantities to meet our needs and the needs of our patients. We keep safety stock to ensure continuity of service for reasonable, but limited, periods of time. Should a supply disruption result in the inability to obtain especially high margin drugs and compound components necessary for patient care, our consolidated financial statements could be negatively impacted. The COVID-19 pandemic has led to a constrained supply environment which could result in higher cost to procure, and potential unavailability of, critical personal protection equipment, pharmaceuticals and medical supplies. As of December 31, 2021 we have not experienced a significant impact in the availability of supplies from the COVID-19 pandemic.
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
In recent years, Congress has passed legislation reducing payments to health care providers. The Budget Control Act of 2011, as amended, requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year that extend through 2027. The Center for Medicare & Medicaid Services (“CMS”) began imposing a 2% reduction on Medicare claims on April 1, 2013. The Affordable Care Act provides for material reductions in the growth of Medicare program spending. More recently, the 21st Century Cures Act (the “Cures Act”) significantly reduced the amount paid by Medicare for drug costs, while delaying the implementation of a clinical services payment, although Congress also passed a temporary transitional service payment that took effect January 1, 2019. In addition, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, which may result in reduced Medicare payments.
For the year ended December 31, 2021, 12% of our revenue is derived from reimbursement by direct federal and state programs such as Medicare and Medicaid. Reimbursement from these and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to or new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. Changes to the way Medicare pays for our services, including mandatory payment reductions such as sequestration, may reduce our revenue and profitability on services provided to Medicare patients and increase our working capital requirements. In addition, we are sensitive to possible changes in state Medicaid programs.

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
As of December 31, 2021, we had $1,100 million of outstanding borrowings, including (i) $600 million under our First Lien Term Loan (as defined herein) and (ii) $500 million under our 4.375% Senior Unsecured Notes due 2029 (the “Senior Notes”). All obligations under the First Lien Term Loan are secured by first-priority perfected security interests in substantially all of our assets and the assets of our subsidiaries, subject to permitted liens and other exceptions. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
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
Despite our indebtedness, we may still incur significantly more debt. This could exacerbate the risks associated with our substantial leverage.
We may incur additional indebtedness, including additional secured indebtedness, in the future, in connection with future acquisitions, strategic investments and strategic relationships. Although the financing documents governing our indebtedness contain covenants and restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions, including secured debt, could be substantial. Adding additional debt to current debt levels could exacerbate the leverage-related risks described above.

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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. The financing documents governing our First Lien Term Loan, ABL Facility (as defined herein) and our Senior Notes restrict our ability to conduct asset sales and/or use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.

Risks Relating to Our Common Stock
As of December 31, 2021, Walgreens Boots Alliance, Inc. (“Walgreens”) is our largest stockholder and has the ability to exercise significant influence over decisions requiring our stockholders’ approval.
As of December 17, 2021, Madison Dearborn Partners transferred control of HC Group Holding I, LLC (“HC Group”) to Walgreens. As of December 31, 2021, Walgreens controls approximately 20.7% of our common stock through its control of HC Group Holding I, LLC (“HC Group”). As a result, Walgreens has the ability to exercise significant influence over decisions requiring approval of our stockholders including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger, or change in control of the Company.
Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
In addition to Walgreens’ beneficial ownership of approximately 20.7% of our common stock, our third amended and restated certificate of incorporation contains provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Among other things:
•these provisions allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of stockholders;
•these provisions provide that directors may be removed with or without cause only by the affirmative vote of holders of at least 66 2∕3% in voting power of all the then-outstanding vote thereon, voting together as a single class;
•these provisions prohibit stockholder action by written consent; and
•these provisions provide that any amendment, alteration, rescission or repeal of our bylaws or certificate of incorporation by our stockholders will require the affirmative vote of the holders of at least 66 2∕3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class.

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

General Risk Factors
The COVID-19 pandemic and other potential pandemic events could adversely impact our business operations, results of operations, cash flows and financial position.
The COVID-19 pandemic has continued to significantly impact the global economy. Throughout 2021, COVID-19 has persisted as a significant public health concern and impacted the general economy and consumer behaviors. The impacts of the pandemic are unpredictable and volatile, with varying impacts to business operations. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our patients, teammates, suppliers, vendors, referral sources, and third party payers. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which may adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.
The situation is changing rapidly considering the impacts of new variants of the virus, public health guidance, regulatory mandates and additional consequences may arise that we are not aware of currently. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the pandemic; the potential of new virus variants; governmental, business and other actions; the promotion of social distancing and the adoption of shelter-in-place orders affecting our referral sources; the impacts on our supply chain; the impact of the pandemic on economic activity; the health of and the effect on our workforce; any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the effect on our internal controls including those over financial reporting. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings or stock price, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.
Other factors including reduced employment pools, federal subsidies offered in response to the COVID-19 pandemic and other government regulations, including any potential vaccine mandate, could exacerbate staffing challenges, create increased labor shortages and/or lead to employee turnover within our organization. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or continued labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We currently lease all of our properties from third parties under various lease terms expiring over periods extending through 2035, in addition to a number of non-material, month-to-month leases. Our corporate headquarters are located at 3000 Lakeside Drive, Suite 300N, Bannockburn, IL 60015. Our other properties mainly consist of infusion pharmacies equipped with clean room and compounding capabilities. Some infusion pharmacies are co-located with an ambulatory infusion center where patients receive infusion treatments. As of December 31, 2021, we have 97 pharmacies that support our infusion services business in 45 states.
Item 3.    Legal Proceedings
 For a summary of material legal proceedings, if any, refer to Note 14, Commitments and Contingencies, of the consolidated financial statements included in Item 8 of this report.
Item 4.    Mine Safety Disclosures
Item not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our Common Stock, par value $0.0001 per share, is traded on the Nasdaq Global Select Market under the symbol “OPCH”.
Holders of Record
As of February 18, 2022, there were 122 stockholders of record of our Common Stock.
Dividend Policy
We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Recent Sale of Unregistered Securities and Use of Proceeds
None.

Stock Performance Graph
The following graph compares the total cumulative returns of BioScrip through August 6, 2019 and Option Care Health from August 7, 2019 through December 31, 2021 with the total cumulative returns of the Nasdaq Composite Index and the Nasdaq Health Services Index for the five-year period from December 31, 2016 through December 31, 2021. The graph shows the performance of a $100 investment in our Common Stock and each index as of December 31, 2016.

	Years Ended December 31,
	2016	2017	2018	2019	2020	2021
Option Care Health, Inc.	$100.00	$279.81	$343.27	$358.65	$375.96	$683.65
Nasdaq Composite Index	$100.00	$128.24	$123.26	$166.68	$239.42	$290.63
Nasdaq Health Services Index	$100.00	$121.30	$116.25	$146.28	$190.22	$183.47
* $100 invested on December 31, 2016 in stock or index, including reinvestment of dividends.

Item 6.    Reserved

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
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 154 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists, work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, bleeding disorder therapies, immunoglobulin therapy, and other therapies for chronic and acute conditions.
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

Update on the Impact of the COVID-19 Pandemic
The primary operations of the Company focus on providing infusion therapy services and based on the recent impact of the pandemic across the healthcare ecosystem, the Company began experiencing a related impact across a number of facets beginning in March 2020. The Company has been disrupted by both positive and negative referral patterns, experienced challenges in our staffing, and ability to procure personal protection equipment and key drugs. The Company anticipates that the pandemic could affect its operations for an extended period; however, at this time it cannot confidently forecast the duration nor the ultimate financial impact on its operations. See Item 1A. “Risk Factors” under the caption “The COVID-19 pandemic could adversely impact our business, results of operations, cash flows and financial position” for further discussion of risks.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the years ended December 31, 2021 and 2020.
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
Other Income (Expense)
Interest Expense, Net. Interest expense consists principally of interest payments on the Company’s outstanding borrowings under the ABL Facility, First Lien Term Loan, Senior Notes, as well as interest payments on the Company’s previous $400.0 million senior secured lien PIK toggle floating rate notes due 2027 that were fully prepaid in January 2021 (“the Second Lien Notes”) amortization of discount and deferred financing fees and changes in derivatives not designated as hedging instruments related to the interest rate swaps. Refer to the “Liquidity and Capital Resources” section below for further discussion of these outstanding borrowings.
Equity in Earnings of Joint Ventures. Equity in earnings of joint ventures consists of our proportionate share of equity earnings or losses from equity investments in two infusion joint ventures with health systems.
Other, Net. Other income (expense) primarily includes current year loss on extinguishment of debt incurred in connection with 2021 debt refinancings and miscellaneous non-operating expenses.
Income Tax (Benefit) Expense. The Company is subject to taxation in the United States and various states. The Company’s income tax expense is reflective of the current federal and state tax rates.
Change in unrealized (losses) gains on cash flow hedges, net of income tax expense. Change in unrealized (losses) gains on cash flow hedges, net of income taxes, consists of the gains and losses associated with the changes in the fair value of hedging instruments related to the interest rate caps and interest rate swaps, net of income taxes.

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the years ended December 31, 2021 and 2020 (in thousands). For discussion of Option Care Health’s consolidated results of operations for the year ended December 31, 2020 compared to 2019, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on 10-K filed with the Securities and Exchange Commission on March 11, 2021.

	Year Ended December 31,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$3,438,640	100.0%	$3,032,610	100.0%
COST OF REVENUE	2,659,034	77.3%	2,350,346	77.5%
GROSS PROFIT	779,606	22.7%	682,264	22.5%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	525,707	15.3%	500,199	16.5%
Depreciation and amortization expense	63,058	1.8%	71,310	2.4%
Total operating expenses	588,765	17.1%	571,509	18.8%
OPERATING INCOME	190,841	5.5%	110,755	3.7%

OTHER INCOME (EXPENSE):
Interest expense, net	(67,003)	(1.9)%	(107,770)	(3.6)%
Equity in earnings of joint ventures	6,030	0.2%	3,313	0.1%
Other, net	(13,374)	(0.4)%	(11,541)	(0.4)%
Total other expense	(74,347)	(2.2)%	(115,998)	(3.8)%

INCOME (LOSS) BEFORE INCOME TAXES	116,494	3.4%	(5,243)	(0.2)%
INCOME TAX (BENEFIT) EXPENSE	(23,404)	(0.7)%	2,833	0.1%
NET INCOME (LOSS)	$139,898	4.1%	$(8,076)	(0.3)%

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gains (losses) on cash flow hedges, net of income taxes of $0 and $0, respectively	10,721	0.3%	(3,977)	(0.1)%
OTHER COMPREHENSIVE INCOME (LOSS)	10,721	0.3%	(3,977)	(0.1)%
NET COMPREHENSIVE INCOME (LOSS)	$150,619	4.4%	$(12,053)	(0.4)%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following tables present selected consolidated comparative results of operations for the years ended December 31, 2021 and 2020:
Gross Profit

	Year Ended December 31,
	2021	2020	Variance

	(in thousands, except for percentages)
Net revenue	$3,438,640	$3,032,610	$406,030	13.4%
Cost of revenue	2,659,034	2,350,346	308,688	13.1%
Gross profit	$779,606	$682,264	$97,342	14.3%
Gross profit margin	22.7%	22.5%
The 13.4% increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies. For the year ended December 31, 2021, the revenue results reflect mid single-digits revenue growth for acute therapies, while revenue for chronic therapies grew in the mid-teens relative to the prior year. The increase in cost of revenue was primarily driven by the revenue growth. The increase in gross profit was primarily related to contribution margin from the increase in net revenue. The slight increase in gross profit margin was driven by mix shift toward higher profit therapies.
Operating Expenses

	Year Ended December 31,
	2021	2020	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$525,707	$500,199	$25,508	5.1%
Depreciation and amortization expense	63,058	71,310	(8,252)	(11.6)%
Total operating expenses	$588,765	$571,509	$17,256	3.0%
Selling, general and administrative expenses increased for the year ended December 31, 2021 primarily due to salaries and benefits, but has decreased as a percentage of revenue to 15.3% for the year ended December 31, 2021 as compared to 16.5% for the year ended December 31, 2020 primarily due to disciplined expense management, the leverage of established infrastructure, and Merger synergy realization.
The decrease in depreciation and amortization was attributable to a reduction in capital expenditures, due to more efficient capital expenditures given investments in prior years and the completion of Merger integration activities during the year ended December 31, 2020. There was also a decrease in amortization expense attributed to certain intangible assets whose useful life expired partway through 2021.

Other Income (Expense)

	Year Ended December 31,
	2021	2020	Variance

	(in thousands, except for percentages)
Interest expense, net	$(67,003)	$(107,770)	$40,767	(37.8)%
Equity in earnings of joint ventures	6,030	3,313	2,717	82.0%
Other, net	(13,374)	(11,541)	(1,833)	15.9%
Total other expense	$(74,347)	$(115,998)	$41,651	(35.9)%
The decrease in interest expense was attributable to the debt refinancing of the First Lien Term Loan and prepayment of the Second Lien Notes in January 2021. In addition, the decrease is attributable to the debt refinancing of the First Lien Term Loan and issuance of Senior Notes in October 2021. See Note 11, Indebtedness, of the consolidated financial statements.
The increase in equity of joint ventures was primarily attributable to organic growth and improved profitability in the Company’s two joint ventures.
The increase in other, net relates to the loss on extinguishment of debt of $13.4 million incurred in conjunction with the January 2021 and October 2021 debt refinancings. See Note 11, Indebtedness, of the consolidated financial statements for more information.
Income Tax (Benefit) Expense

	Year Ended December 31,
	2021	2020	Variance

	(in thousands, except for percentages)
Income tax (benefit) expense	$(23,404)	$2,833	$(26,237)	(926.1)%
The Company’s tax benefit for the year ended December 31, 2021 is comprised of a change in deferred tax assets and liabilities, state tax liabilities, and the release of valuation allowance, resulting in a negative effective tax rate of 20.1%. The Company’s tax expense for year ended December 31, 2020 is comprised of a deferred tax benefit offset by a change in valuation allowance, a change in deferred tax assets and liabilities, and state tax liabilities. This resulted in an effective tax rate of negative 54.0% for the year ended December 31, 2020. These effective tax rates differ from the Company’s 21% federal statutory rate primarily due to changes in the valuation allowance, certain state and local taxes and non-deductible costs.

Net Income (Loss) and Other Comprehensive Income (Loss)

	Year Ended December 31,
	2021	2020	Variance

	(in thousands, except for percentages)
Net income (loss)	$139,898	$(8,076)	$147,974	(1,832.3)%
Other comprehensive income (loss), net of tax:
Changes in unrealized gains (losses) on cash flow hedges, net of income taxes	10,721	(3,977)	14,698	(369.6)%
Other comprehensive income (loss)	10,721	(3,977)	14,698	(369.6)%
Net comprehensive income (loss)	$150,619	$(12,053)	$162,672	(1,349.6)%
The change in net income (loss) was primarily attributable to contribution margin from additional revenue related to the factors described in the above sections, and the release of the Company’s valuation allowance as referenced in the Income Tax (Benefit) Expense section above.
The change in unrealized gains (losses) on cash flow hedges, net of income taxes, primarily related to the increase in fair value on the $925.0 million notional swap as the swap expired in August 2021.
The change in net comprehensive income (loss) was the result of the change in net income (loss), described above, further increased by the impact of the fair value of the interest rate swap.
Liquidity and Capital Resources
For the years ended December 31, 2021 and 2020, the Company’s primary sources of liquidity were cash on hand of $119.4 million and $99.3 million, respectively, as well as borrowings under its credit facilities, described further below. During the year ended December 31, 2021 and 2020, the Company’s positive cash flows from operations have enabled investments in pharmacy and information technology infrastructure to support growth and create additional capacity in the future, as well as pursue acquisitions.
The Company’s primary uses of cash include supporting our ongoing business activities, investment in capital expenditures in both facilities and technology, and the pursuit of acquisitions. Ongoing operating cash outflows are associated with procuring and dispensing drugs, personnel and other costs associated with servicing patients, as well as paying cash interest on the outstanding debt. Ongoing investing cash flows are primarily associated with capital projects related to business acquisitions, the improvement and maintenance of our pharmacy facilities and investment in our information technology systems. Ongoing financing cash flows are primarily associated with the quarterly principal payments on our outstanding debt. In addition to these ongoing investing and financing activities, during the year ended December 31, 2021, the Company entered into debt refinancing transactions further described below under Credit Facilities.
Our business strategy includes the deployment of capital to pursue acquisitions that complement our operations. We continue to evaluate acquisition opportunities and view acquisitions as a key part of our growth strategy. The Company historically has funded its acquisitions with cash with the exception of the Merger. The Company may require additional capital in excess of current availability in order to complete future acquisitions. It is impossible to predict the amount of capital that may be required for acquisitions, and there is no assurance that sufficient financing for these activities will be available on acceptable terms.
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

Credit Facilities
In January 2021, the Company entered into an amendment on the First Lien Term Loan (the “First Lien Credit Agreement Amendment”). The First Lien Credit Agreement Amendment resulted in an additional $250.0 million of incremental First Lien Term Loan indebtedness being issued and reduced the interest rate on all outstanding First Lien Term Loan indebtedness from LIBOR plus 4.25% to LIBOR plus 3.75%. The proceeds of the $250.0 million incremental First Lien Term Loan indebtedness were used to prepay the remaining $245.8 million outstanding balance of the Second Lien Notes. Following the First Lien Credit Agreement Amendment, the First Lien Term Loan was repayable in quarterly installments, beginning in March 2021, of $2.9 million plus interest, with a final payment of all remaining outstanding principal due on August 6, 2026.
In October 2021, the Company refinanced its $1,157.0 million outstanding existing First Lien Term Loan due 2026. The Company amended the existing First Lien Term Loan, to provide $600 million of refinanced borrowings (the “First Lien Term Loan Facility”). The refinancing changed the interest rate from LIBOR plus 3.75% to, at the Company’s option, either (i) LIBOR (or a comparable successor rate, with a floor of 0.50% per annum) plus an applicable margin of 2.75% for Eurocurrency Rate Loans (as such term is defined in the First Lien Term Loan Agreement) and (ii) a base rate determined in accordance with the New First Lien Term Loan Agreement, plus 1.75% for Base Rate Loans (as such term is defined in the First Lien Term Loan Agreement). The First Lien Term Loan Facility is repayable in quarterly installments of $1.5 million plus interest and extended its maturity to October 27, 2028. In conjunction with the refinancing, the Company also issued $500.0 million in aggregate principal of unsecured senior notes (“Senior Notes”). The Senior Notes bear interest at a rate of 4.375% per annum payable semi-annually in arrears on October 31 and April 30 of each year, commencing April 30, 2022. The Senior Notes mature on October 31, 2029. In October 2021, the Company also entered into an agreement to amend its existing asset-based lending revolving credit facility (“ABL Facility”). The ABL Facility bears interest at a rate equal to, at the Borrowers’ election, either (i) a base rate determined in accordance with the ABL Credit Agreement plus an applicable margin, which is equal to between 0.25% and 0.75% based on the historical excess availability as a percentage of the Line Cap (as such term is defined in the ABL Credit Agreement) and (ii) LIBOR (or a comparable successor rate, with a floor of 0.00% per annum) plus an applicable margin, which is equal to between 1.25% and 1.75% based on the historical excess availability as a percentage of the Line Cap. The ABL Facility matures on October 27, 2026.
Interest payments over the course of long-term debt obligations total an estimated $300.9 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on the LIBOR rate as of December 31, 2021. Actual payments are based on changes in LIBOR and exclude the interest rate derivative agreement the Company entered into in connection with the debt refinancing in October 2021.

Cash Flows
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table presents selected data from Option Care Health’s consolidated statements of cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Variance

	(in thousands)
Net cash provided by operating activities	$208,569	$127,392	$81,177
Net cash used in investing activities	(111,541)	(26,334)	(85,207)
Net cash used in financing activities	(76,870)	(68,849)	(8,021)
Net increase in cash and cash equivalents	20,158	32,209	(12,051)
Cash and cash equivalents - beginning of period	99,265	67,056	32,209
Cash and cash equivalents - end of period	$119,423	$99,265	$20,158
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the year ended December 31, 2021 was primarily due to higher net income, and decrease in interest expense due to the January and October 2021 debt refinancings as compared to the prior year.
Cash Flows from Investing Activities
The increase in cash flows used in investing activities is primarily due to acquisitions made in the year ended December 31, 2021, which are described in Note 3, Business Acquisitions, of the consolidated financial statements.
Cash Flows from Financing Activities
The increase in cash flows used in financing activities is related to the January and October refinancing activities in the current year. The prior year cash used in financing activities consisted of the $174.0 million prepayment of the Second Lien Notes, which was partially offset by $118.9 million of proceeds from the issuance of common stock, as well as principal payments on the First Lien Term Loan.

Critical Accounting Estimates
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
After applying the criteria from ASC 606, an allowance for doubtful accounts is established only as a result of an adverse change in the payers’ ability to pay outstanding billings. The Company did not have an allowance for doubtful accounts as of December 31, 2021 or 2020. The Company recorded an allowance for implicit price concessions based on its historical experience of additional revenue being recorded or revenue being written off when amounts received are greater than or less than the originally estimated net realizable value. The detailed assessments included, among other factors, (i) current over/under payments which had not yet been applied to an account, (ii) historical contractual adjustments, and (iii) an estimate for contractual adjustments expected to be realized in the future. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled.
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
A qualitative impairment analysis was performed in the fourth quarter of 2021, 2020 and 2019 to assess whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying value. The Company assessed relevant events and circumstances including macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and changes in the Company’s stock price. The Company determined that there was no goodwill impairment in 2021, 2020, or 2019.
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
Business Acquisitions
The Company accounts for business acquisitions in accordance with ASC Topic 805 (“ASC 805”), Business Combinations, with assets and liabilities being recorded at their acquisition date fair values and goodwill being calculated as the purchase price in excess of the net identifiable assets. The application of ASC 805 requires management to make estimates and assumptions when determining the acquisition date fair values of acquired assets and assumed liabilities. Management’s estimates and assumptions include, but are not limited to, the future cash flows an asset is expected to generate and the weighted-average cost of capital. See Note 3, Business Acquisitions, for further discussion of business acquisitions.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities, including the effect in available carryback and carryforward periods, projected taxable income and tax-planning strategies, in making this assessment. Changes in projected future earnings could affect the recorded valuation allowance in the future. The Company also considers known or expected limitations on its ability to utilize its deferred tax assets in the future, such as limitations provided for under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company’s primary market risk exposure is changing LIBOR‑based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. At December 31, 2021, we had outstanding debt of $600.0 million under our First Lien Term Loan with a variable interest rate component. See Note 11, Indebtedness, of the consolidated financial statements for more information.
To reduce interest rate risk, the Company has utilized interest rate derivative contracts to hedge against fluctuations in LIBOR rates on the First Lien Term Loan. In conjunction with the October 2021 debt refinancing, the Company entered into an interest rate cap hedge with a notional amount of $300.0 million for a 5-year term effective on November 30, 2021. See Note 12, Derivative Instruments, of the consolidated financial statements for more information.
A hypothetical 100-basis point increase or decrease in market interest rates associated with the unhedged variable-rate debt over a twelve-month period would result in a change to interest expense of approximately $1.8 million.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Option Care Health, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Option Care Health, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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
Evaluation of the realizability of deferred tax assets
As discussed in Note 6 to the consolidated financial statements, the Company recorded a reduction in its valuation allowance on its deferred tax assets during the year ended December 31, 2021. In assessing the realizability of deferred tax assets, management considered the application of tax regulations, including those that limit the use of net operating losses following previous ownership changes. The Company had gross deferred tax assets of $174.9 million as of December 31, 2021.

We identified the evaluation of the realizability of deferred tax assets as a critical audit matter. Specifically, auditor judgment was required to evaluate the Company’s application of tax regulations, including those that limit the use of net operating losses following previous ownership changes. This matter required involvement of tax professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s evaluation of the realizability of deferred tax assets, including controls related to the application of tax regulations that limit the use of net operating losses following previous ownership changes. We involved tax professionals with specialized skills and knowledge, who assisted by evaluating the Company’s analysis of tax regulations that limit the use of net operating losses following previous ownership changes.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois
February 23, 2022

OPTION CARE HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,423	$99,265
Accounts receivable, net	338,242	328,340
Inventories	183,095	158,601
Prepaid expenses and other current assets	69,496	70,806
Total current assets	710,256	657,012

NONCURRENT ASSETS:
Property and equipment, net	111,535	121,149
Operating lease right-of-use asset	74,777	68,795
Intangible assets, net	21,433	23,429
Referral sources	344,587	327,623
Goodwill	1,477,564	1,428,610
Deferred income taxes	27,033	—
Other noncurrent assets	23,733	20,821
Total noncurrent assets	2,080,662	1,990,427
TOTAL ASSETS	$2,790,918	$2,647,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$279,246	$282,913
Accrued compensation and employee benefits	83,503	58,899
Accrued expenses and other current liabilities	71,857	64,075
Current portion of operating lease liability	19,089	18,886
Current portion of long-term debt	6,000	9,250
Total current liabilities	459,695	434,023

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,059,900	1,115,103
Operating lease liability, net of current portion	74,492	70,776
Deferred income taxes	—	3,339
Other noncurrent liabilities	20,945	8,474
Total noncurrent liabilities	1,155,337	1,197,692
Total liabilities	1,615,032	1,631,715

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of December 31, 2021 and 2020, respectively.	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 180,309,637 shares issued and 179,925,915 shares outstanding as of December 31, 2021; 180,178,308 shares issued and 179,794,586 shares outstanding as of December 31, 2020.	18	18
Treasury stock; 383,722 shares outstanding, at cost, as of December 31, 2021 and 2020, respectively.	(2,403)	(2,403)
Paid-in capital	1,138,855	1,129,312
Retained earnings (Accumulated deficit)	39,867	(100,031)
Accumulated other comprehensive loss	(451)	(11,172)
Total stockholders’ equity	1,175,886	1,015,724
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,790,918	$2,647,439
The notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2021	2020	2019
NET REVENUE	$3,438,640	$3,032,610	$2,310,417
COST OF REVENUE	2,659,034	2,350,346	1,797,418
GROSS PROFIT	779,606	682,264	512,999

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	525,707	500,199	459,628
Depreciation and amortization expense	63,058	71,310	53,690
Total operating expenses	588,765	571,509	513,318
OPERATING INCOME (LOSS)	190,841	110,755	(319)

OTHER INCOME (EXPENSE):
Interest expense, net	(67,003)	(107,770)	(73,724)
Equity in earnings of joint ventures	6,030	3,313	2,840
Other, net	(13,374)	(11,541)	(6,991)
Total other expense	(74,347)	(115,998)	(77,875)

INCOME (LOSS) BEFORE INCOME TAXES	116,494	(5,243)	(78,194)
INCOME TAX (BENEFIT) EXPENSE	(23,404)	2,833	(2,274)

NET INCOME (LOSS)	$139,898	$(8,076)	$(75,920)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gains (losses) on cash flow hedges, net of income taxes of $0, $0 and $259, respectively	10,721	(3,977)	(8,039)
OTHER COMPREHENSIVE INCOME (LOSS)	10,721	(3,977)	(8,039)
NET COMPREHENSIVE INCOME (LOSS)	$150,619	$(12,053)	$(83,959)

EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per share, basic	$0.78	$(0.04)	$(0.49)
Earnings (loss) per share, diluted	$0.77	$(0.04)	$(0.49)

Weighted average common shares outstanding, basic	179,855	180,971	156,280
Weighted average common shares outstanding, diluted	181,205	180,971	156,280
The notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$139,898	$(8,076)	$(75,920)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization expense	68,804	77,896	57,869
Non-cash operating lease costs	15,168	18,814	19,719
Deferred income taxes - net	(30,372)	1,196	(4,607)
Loss on sale of assets	767	742	3,269
Loss on extinguishment of debt	13,387	11,545	5,469
Amortization of deferred financing costs	4,998	5,517	4,544
Loss on interest rate swaps upon discontinuing hedge accounting	—	3,746	—
Paid-in-kind interest capitalized as principal	—	7,525	12,256
Equity in earnings of joint ventures	(6,030)	(3,313)	(2,840)
Stock-based incentive compensation expense	9,575	2,920	4,170
Capital distribution from equity method investments	2,900	3,250	500
Change in contingent consideration liability	—	(1,500)	(300)
Other adjustments	844	—	(688)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,273)	(3,924)	82,285
Inventories	(22,700)	(42,725)	(12,853)
Prepaid expenses and other current assets	1,420	(19,500)	(2,940)
Accounts payable	(10,381)	59,215	(30,856)
Accrued compensation and employee benefits	23,977	13,134	2,671
Accrued expenses and other current liabilities	18,383	22,809	(317)
Operating lease liabilities	(18,496)	(18,089)	(17,253)
Other noncurrent assets and liabilities	700	(3,790)	(4,711)
Net cash provided by operating activities	208,569	127,392	39,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(25,632)	(26,875)	(28,292)
Proceeds from sale of assets	—	—	10
Insurance proceeds from business casualty loss	—	—	626
Business acquisitions, net of cash acquired	(85,909)	—	(700,170)
Other investing cash flows	—	541	—
Net cash used in investing activities	(111,541)	(26,334)	(727,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions to related parties	—	—	(2,000)
Sale of management notes receivable	—	—	1,310
Exercise of stock options, vesting of restricted stock, and related tax withholdings	(32)	(904)	(2,501)
Net proceeds from issuance of common stock	—	118,934	—
Proceeds from debt	855,136	—	981,050
Repayments of debt principal	(8,832)	(9,250)	(2,075)
Retirement of debt obligations	(910,345)	(174,000)	(226,738)
Deferred financing costs	(10,339)	(149)	(30,022)
Debt prepayment fees	(2,458)	(3,480)	—
Net cash (used in) provided by financing activities	(76,870)	(68,849)	719,024
NET INCREASE IN CASH AND CASH EQUIVALENTS	20,158	32,209	30,665
Cash and cash equivalents - beginning of the period	99,265	67,056	36,391
CASH AND CASH EQUIVALENTS - END OF PERIOD	$119,423	$99,265	$67,056

Supplemental disclosure of cash flow information:
Cash paid for interest	$60,920	$97,640	$50,808
Cash paid for income taxes	$5,706	$2,884	$2,405
Cash paid for operating leases	$26,174	$26,809	$18,992
The notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Management Notes Receivable	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - December 31, 2018	$—	$14	$—	$619,621	$(1,619)	$(16,035)	$844	$602,825
Purchase of BioScrip, Inc.	—	4	—	387,040	—	—	—	387,044
Interest on management notes receivable	—	—	—	—	(62)	—	—	(62)
Repayment of management notes receivable	—	—	—	—	1,310	—	—	1,310
Stockholders' redemptions	—	—	—	(2,371)	371	—	—	(2,000)
Stock-based incentive compensation	—	—	—	4,170	—	—	—	4,170
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	(2,403)	(98)	—	—	—	(2,501)
Net loss	—	—	—	—	—	(75,920)	—	(75,920)
Other comprehensive loss	—	—	—	—	—	—	(8,039)	(8,039)
Balance - December 31, 2019	$—	$18	$(2,403)	$1,008,362	$—	$(91,955)	$(7,195)	$906,827
Stock-based incentive compensation	—	—	—	2,920	—	—	—	2,920
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(904)	—	—	—	(904)
Net proceeds from the issuance of common stock	—	1	—	118,933	—	—	—	118,934
Cancellation of common stock - see Note 16	—	(1)	—	1	—	—	—	—
Net loss	—	—	—	—	—	(8,076)	—	(8,076)
Other comprehensive loss	—	—	—	—	—	—	(3,977)	(3,977)
Balance - December 31, 2020	$—	$18	$(2,403)	$1,129,312	$—	$(100,031)	$(11,172)	$1,015,724
Stock-based incentive compensation	—	—	—	9,575	—	—	—	9,575
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(32)	—	—	—	(32)
Net income	—	—	—	—	—	139,898	—	139,898
Other comprehensive income	—	—	—	—	—	—	10,721	10,721
Balance - December 31, 2021	—	18	(2,403)	1,138,855	—	39,867	(451)	1,175,886
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
Under the terms of the Merger Agreement, shares of HC II common stock issued and outstanding immediately prior to the Merger Date were converted into 135,565,392 shares of BioScrip common stock, par value $0.0001 (the “BioScrip common stock”). BioScrip also issued an additional 7,048,357 shares to HC I in respect of certain outstanding unvested contingent restricted stock units of BioScrip, which were set aside to prevent dilution related to potential additional vesting on certain share-based instruments. See Note 16, Stockholders’ Equity, for additional discussion of these shares set aside. In conjunction with the Merger, holders of BioScrip preferred shares and certain warrants received 864,603 additional shares of BioScrip common stock and preferred shares were repurchased for $125.8 million of cash. In addition, all legacy BioScrip debt was settled for $575.0 million. As a result of the Merger, BioScrip’s stockholders held approximately 19.2% of the combined company, and HC I held approximately 80.8% of the combined company. Following the close of the transaction, BioScrip was rebranded as Option Care Health, Inc. (“Option Care Health”, or the “Company”). The combined company’s stock was listed on the Nasdaq Global Select Market as of December 31, 2021. See Note 3, Business Acquisitions, for further discussion of the Merger.
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 97 full service pharmacies and 57 stand-alone ambulatory infusion sites. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services.
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
Price concessions may result from patient hardships, patient uncollectible accounts sent to collection agencies, lack of recovery due to not receiving prior authorization, differing interpretations of covered therapies in payer contracts, different pricing methodologies, or various other reasons. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), an allowance for doubtful accounts is established only as a result of an adverse change in the Company’s payers’ ability to pay outstanding billings. The allowance for doubtful accounts balance is $0 as of December 31, 2021 and 2020, respectively.
Included in accounts receivable are earned but unbilled gross receivables of $80.1 million and $79.0 million as of December 31, 2021 and 2020, respectively. Delays ranging from one day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources.
See Revenue Recognition for a further discussion of the Company’s revenue recognition policy.
Inventory — Inventory, which consists primarily of pharmaceuticals, is stated at the lower of first‑in, first‑out cost or net realizable value basis, which the Company believes is reflective of the physical flow of inventories.
Prepaid expenses and other current assets — Included in prepaid expenses and other current assets are rebates receivable from pharmaceutical and medical supply manufacturers of $43.0 million and $35.2 million for the years ended December 31, 2021 and 2020, respectively. There were no other items included in prepaid expenses and other current assets that comprised 5% or more of total assets.

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
Intangible assets arising from the Company’s acquisitions are amortized on a straight‑line basis over the estimated useful life of each asset. Referral sources have a useful life of fifteen to twenty years. Trademarks/names have a useful life ranging from two to fifteen years. The useful lives for other amortizable intangible assets range from approximately two to nine years. The Company does not have any indefinite‑lived intangible assets.
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

Equity-Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying consolidated balance sheets. As of December 31, 2021 and 2020, the balance of the investments was $20.1 million and $17.0 million, respectively. The investments are increased to reflect the Company’s capital contributions and equity in earnings of the investees. The investments are decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying consolidated statements of comprehensive income (loss). The Company’s proportionate share of earnings was $6.0 million, $3.3 million and $2.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Distributions from the investees are treated as cash inflows from operating activities in the consolidated statements of cash flows. During the years ended December 31, 2021, 2020 and 2019, the Company received distributions from the investees of $2.9 million, $3.3 million and $0.5 million, respectively. See Footnote 17, Related-Party Transactions, for discussion of related-party transactions with these investees.
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

	Three Months ended September 30, 2020		Nine Months ended September 30, 2020		Three Months ended December 31, 2020		Twelve Months ended December 31, 2020
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Commercial:
As Previously Reported	$644,385	82.4%	1,893,105	85.0%	$649,880	80.8%	$2,542,985	83.9%
Adjustment	34,321	4.4%	34,321	1.5%	40,806	5.1%	75,127	2.5%
As Revised	678,706	86.8%	1,927,426	86.5%	690,686	85.9%	2,618,112	86.4%

Government:
As Previously Reported	127,435	16.3%	308,830	13.9%	141,237	17.6%	450,067	14.8%
Adjustment	(34,321)	(4.4)%	(34,321)	(1.5)%	(40,806)	(5.1)%	(75,127)	(2.5)%
As Revised	93,114	11.9%	274,509	12.4%	100,431	12.5%	374,940	12.3%

	Three Months ended March 31, 2021		Three Months ended June 30, 2021		Six Months ended June 30, 2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Commercial:
As Previously Reported	$611,434	80.5%	$703,429	81.8%	$1,314,862	81.2%
Adjustment	37,073	4.9%	43,218	5.0%	80,292	4.9%
As Revised	648,507	85.4%	746,647	86.8%	1,395,154	86.1%

Government:
As Previously Reported	134,914	17.8%	145,799	16.9%	280,714	17.3%
Adjustment	(37,073)	(4.9)%	(43,218)	(5.0)%	(80,292)	(4.9)%
As Revised	97,841	12.9%	102,581	11.9%	200,422	12.4%
There was no impact to the Company’s consolidated balance sheets, consolidated statements of comprehensive income (loss) or the consolidated statements of cash flows for any of these periods.

Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 16%, 15% and 16% for the years ended December 31, 2021, 2020 and 2019, respectively. The Company renewed its contract with this payer effective February 2022. There were no other managed care contracts that represent greater than 10% of revenue for the years presented.
For the years ended December 31, 2021, 2020 and 2019, approximately 12%, 12% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs such as Medicare and Medicaid. As of December 31, 2021 and 2020, approximately 11% and 13%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
The Company does not require its patients nor other payers to carry collateral for any amounts owed for goods or services provided. Other than as discussed above, concentrations of credit risk relating to trade accounts receivable is limited due to the Company’s diversity of patients and payers. Further, the Company generally does not provide charity care.
For the year ended December 31, 2021, approximately 74% of the Company’s pharmaceutical and medical supply purchases were from four vendors. For the years ended December 31, 2020 and 2019, approximately 70% of the Company’s pharmaceutical and medical supply purchases were from three vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results. Although there is uncertainty regarding the COVID-19 pandemic, as of December 31, 2021 the Company has been able to maintain adequate levels of supplies and pharmaceuticals to support its operations.
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
Recently Issued Accounting Pronouncements — In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The FASB further issued ASU 2021-01 to clarify the scope of Topic 848. The ASU can be adopted no later than December 1, 2022 with early adoption permitted. The Company does not expect adoption will have any material impact on the Company’s results of operations, cash flows or financial position.

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

The fair value of purchase consideration transferred of $1,087,214, includes the value of the number of shares of the combined company owned by BioScrip shareholders at closing of the Merger, the value of common shares issued to certain warrant and preferred shareholders in conjunction with the Merger, the fair value of stock-based instruments that were vested or earned as of the Merger, and cash payments made in conjunction with the Merger.

The Company’s allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed, net of cash acquired, in the Merger is as follows (in thousands):

Amount
Accounts receivable, net	$96,532
Inventories	19,683
Property and equipment, net	48,732
Intangible assets, net	193,245
Deferred tax assets, net of deferred tax liabilities	26,731
Operating lease right-of-use asset	22,378
Operating lease liability	(28,897)
Accounts payable	(66,668)
Other assumed liabilities, net of other acquired assets	(20,663)
Total acquired identifiable assets and liabilities	291,073
Goodwill	796,141
Total consideration transferred	$1,087,214
Assuming BioScrip had been acquired as of January 1, 2019, and the results of BioScrip had been included in operations beginning on January 1, 2019, the following tables provide estimated unaudited pro forma results of operations for the year ended December 31, 2019 (in thousands). The estimated pro forma net income adjusts for the effect of fair value adjustments related to the Merger, transaction costs and other non-recurring costs directly attributable to the Merger and the impact of the additional debt to finance the Merger.

2019
Net revenue	$2,755,361
Net loss	(49,566)
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

Amount
Inventories	$601
Intangible assets, net	$18,251
Total consideration transferred	$18,852
Intangibles assets, net consists of referral sources which were assigned a useful life of 15 years, amortized on a straight-line basis.
Infinity Infusion Nursing LLC — In October 2021, pursuant to the equity purchase agreement dated October 1, 2021, the Company completed the 100% acquisition of the equity interest in Infinity Infusion LLC (“Infinity”) for a purchase price, net of cash acquired of $59.6 million, which is comprised of a $50.0 million cash payment, two contingent $5.0 million payments (included as a non-cash change in other noncurrent assets and liabilities within the consolidated statements of cash flows), and $(.4) million of other purchase price adjustments.

The allocation of the purchase price of Infinity was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, with the total purchase price being allocated to the assets and liabilities acquired based on the relative fair value of each asset and liability. The following is a preliminary estimate of the allocation of the consideration transferred, open for accounts receivable and accounts payable, to acquired identifiable assets and assumed liabilities, net of cash acquired, as of December 31, 2021 (in thousands):

Amount
Accounts receivable	$2,219
Intangible assets	25,400
Accounts payable and other assumed liabilities	(539)
Fair value identifiable assets and liabilities	27,080
Goodwill (1)	32,524
Cash acquired	1,426
Purchase Price	61,030
Less: cash acquired	(1,426)
Purchase price, net of cash acquired	59,604
(1) Goodwill is attributable to cost synergies from operational efficiencies and establishing a more comprehensive clinical platform through the Company’s national infrastructure and Infinity’s nursing network.
Wasatch Infusion LLC Acquisition — In December 2021, pursuant to the executed asset purchase agreement on December 29, 2021, the Company completed the acquisition of Wasatch Infusion LLC (“Wasatch”) for a purchase price of $19.5 million, which is comprised of a $17.8 million cash payment, a contingent $2.0 million payment (included as a non-cash change in other noncurrent assets and liabilities within the consolidated statements of cash flows), and $(.3) million of other purchase price adjustments.
The allocation of the purchase price of Wasatch was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, with the total purchase price being allocated to the assets and liabilities acquired based on the relative fair value of each asset and liability. The following is a preliminary estimate of the allocation of the consideration transferred, open for accounts receivable and accounts payable, to acquired identifiable assets and assumed liabilities, as of December 31, 2021 (in thousands):

Amount
Accounts receivable	$3,410
Inventories	2,038
Intangible assets	4,245
Other assets	958
Accounts payable	(6,686)
Other assumed liabilities	(940)
Fair value Identifiable assets and liabilities	3,025
Goodwill (1)	16,430
Purchase Price	19,455
(1) Goodwill is attributable to cost synergies from procurement and operational efficiencies and elimination of duplicative administrative costs.
4. REVENUE

The following table sets forth the net revenue earned by category of payer for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Commercial payers	$2,971,900	$2,618,112	$2,001,105
Government payers	417,088	374,940	285,128
Patients	49,652	39,558	24,184
Net revenue	$3,438,640	$3,032,610	$2,310,417
5. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan and matches 100% of employee contributions, up to 4% of employee compensation. The Company recorded expense for the defined contribution plan of $11.6 million, $9.7 million and $6.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. In the years ended December 31, 2021, 2020 and 2019, Company contributions of $10.9 million, $8.9 million and $6.6 million, respectively, were paid.
6. INCOME TAXES
The income tax expense (benefit) consists of the following for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
US federal income tax (benefit) expense:
Current	$—	$(69)	$—
Deferred	(30,411)	996	(3,072)
	(30,411)	927	(3,072)
State income tax expense:
Current	6,817	1,707	2,074
Deferred	190	199	(1,276)
	7,007	1,906	798
Total income tax (benefit) expense	$(23,404)	$2,833	$(2,274)
The difference between the statutory federal income tax rate and the effective tax rate is as follows for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
US federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes net of federal tax benefit	4.9%	(29.5)%	(0.5)%
Valuation allowance	(46.2)%	(29.9)%	(13.4)%
Stock-based compensation	(0.1)%	6.7%	0.0%
Non-deductible compensation	0.1%	(16.3)%	(0.7)%
Non-deductible expenses	0.3%	(8.2)%	(2.8)%
Other, net	(0.1)%	2.2%	(0.7)%
Effective income tax rate	(20.1)%	(54.0)%	2.9%

The components of deferred income tax assets and liabilities using the 21% U.S. Federal statutory tax rate were as follows as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Deferred tax assets:
Price concessions	$6,373	$6,907
Compensation and benefits	5,889	4,058
Interest limitation carryforward	35,114	39,094
Operating lease liability	23,266	22,644
Net operating losses	97,880	155,922
Other	6,381	8,501
Deferred tax assets before valuation allowance	174,903	237,126
Valuation allowance	(13,151)	(112,085)
Deferred tax assets net of valuation allowance	161,752	125,041

Deferred tax liabilities:
Accelerated depreciation	(10,602)	(12,593)
Operating lease right-of-use asset	(18,437)	(17,186)
Intangible assets	(61,629)	(67,127)
Goodwill	(36,702)	(28,976)
Other	(7,349)	(2,498)
Deferred tax liabilities	(134,719)	(128,380)
Net deferred tax assets (liabilities)	$27,033	$(3,339)

As a result of the Merger, the Company had recorded a full valuation allowance against all of its net U.S. federal and state deferred tax assets except for certain state net operating losses (“NOL”). The initial recognition of this valuation allowance by the Company was reflected in the opening balance sheet of BioScrip and, to that extent, did not impact the Company’s tax expense (benefit) for the years ended December 31, 2020 and 2019. The company adjusted its valuation allowance to offset tax benefits that would have otherwise been recognized for the years ended December 31, 2020 and 2019. In the current year ended December 31, 2021, the company has assessed that it more likely than not will realize its deferred tax assets, with the exception of certain state NOL’s valued at $13.2 million, resulting in a reversal of the company’s valuation allowance in the current period.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. On a quarterly basis, the Company evaluates the positive and negative evidence in determining if the valuation allowance is fairly stated. In the current period, the company determined the positive evidence to outweigh any negative evidence, such that the realization of the deferred tax assets is more likely than not and the reversal of the Company’s valuation allowance is warranted. Compelling objective positive evidence is the Company now realizing a multi-year cumulative income position combined with actual utilization of its deferred tax assets in the current period due to the Company generating positive pre-tax book income. Other objective positive factors include the Company’s January 2021 and October 2021 debt refinancing transactions, which result in reduced interest expense for the company compared to historical trends as well as the Company’s 2021 business acquisitions, which provide for a new and objective source of future income compared to prior year earnings. With the exception of the federal NOL carryovers noted below that are expected to expire unutilized due to limitations under Internal Revenue Code (“Code”) Section 382, the Company expects to fully utilize all of its deferred tax assets prior to any expiration based on current period income trends of the company.

The Company is subject to taxation in the United States and various states. At December 31, 2021, the Company had $358.4 million of gross federal NOL carryforwards all of which are currently available to offset future taxable income in the United States and reflected as a deferred tax asset of the company. Gross federal NOL carryforwards of $223.7 million expire beginning in 2025 through 2037 and $134.7 million have an indefinite carryforward period. Excluded from this figure and not reflected as a deferred tax asset is $139.8 million of federal NOL carryovers that are expected to expire unutilized due to limitations under Code Section 382 and were written off in the current year. At December 31, 2020, the Company had $577.9 million of gross federal NOL’s, which included $139.8 million of fully reserved federal NOL carryovers that are expected to expire unutilized due to limitations under Code Section 382. At December 31, 2021 and 2020, the Company had $140.2 million and $154.8 million of interest limitation carryforwards which have an indefinite carryforward period. At December 31, 2021 and 2020, the Company also had $405.1 million and $600.1 million of cumulative gross state NOL carryforwards available to offset future taxable income in various states. These state NOL carryforwards will begin to expire beginning in 2022 through 2041, with some having an indefinite carryforward period.

At December 31, 2021 and 2020, the unrecognized tax benefits for uncertain tax positions was $0.
The following table presents the valuation allowance for deferred tax assets for the years ended December 31, 2021, 2020 and 2019 (in thousands):

		Additions
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged (Benefit) to Other Accounts	Balance at End Period

2019: Valuation allowance for deferred tax assets	$1,373	$15,395	$92,763	$109,531

2020: Valuation allowance for deferred tax assets	$109,531	$1,549	$1,005	$112,085

2021: Valuation allowance for deferred tax assets	$112,085	$(96,136)	$(2,798)	$13,151
Currently, the Company is not subject to any U.S. Federal income tax audits. The Company is subject to various state tax audits, and believes that the outcome of these audits will not have a material impact on the Company.
The Company recorded no income tax expense or benefit for the years ended December 31, 2021 and 2020 associated with the tax provisions of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). However, certain adjustments were made to the Company’s components of deferred tax assets and liabilities to reflect the tax provisions of the CARES Act. These adjustments were the result of the CARES Act’s tax provisions associated with interest expense limitations and bonus depreciation on leasehold improvements. These adjustments to the Company’s components of deferred tax assets and liabilities were offset by one another or the Company’s previously recognized valuation allowance.
7. EARNINGS (LOSS) PER SHARE
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
The earnings (loss) is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the year ended December 31, 2021 includes the effect of shares that would be issued in connection with warrants, stock options and restricted stock awards, as these common stock equivalents are dilutive to the earnings per share. The computation of diluted shares for the years ended December 31, 2020 and 2019 excludes the effect of shares that would be issued in connection with warrants, stock options and restricted stock awards, as their inclusion would be anti-dilutive to the loss per share. As of December 31, 2021 there were 457,753 warrants, 490,968 stock options and 316,454 restricted stock awards outstanding that were excluded from the calculation as they would be anti-dilutive. As of December 31, 2020 there were 2,285,784 warrants, 412,831 stock options and 549,650 restricted stock awards outstanding that were excluded from the calculation as they were anti-dilutive. As of December 31, 2019, there were 2,328,120 warrants, 644,975 stock options and 231,562 restricted stock awards outstanding that were excluded from the calculation as they were anti-dilutive.
The following table presents the Company’s basic earnings (loss) per share and shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss) (1)	$139,898	$(8,076)	$(75,920)
Denominator:
Weighted average number of common shares outstanding	179,855	180,971	156,280
Earnings (loss) per Common Share:
Earnings (loss) per common share, basic	$0.78	$(0.04)	$(0.49)
(1) Net income (loss) for the year ended December 31, 2021 includes the impact of the Company’s release of its valuation allowance. See Note 6, Income Taxes, for further discussion.
The following table presents the Company’s diluted earnings (loss) per share and shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss) (1)	$139,898	$(8,076)	$(75,920)
Denominator:
Weighted average number of common shares outstanding	179,855	180,971	156,280
Effect of dilutive securities	1,350	—	—
Weighted average number of common shares outstanding, diluted	181,205	180,971	156,280
Earnings (loss) per Common Share:
Earnings (loss) per common share, diluted	$0.77	$(0.04)	$(0.49)
(1) Net income (loss) for the year ended December 31, 2021 includes the impact of the Company’s release of its valuation allowance. See Note 6, Income Taxes, for further discussion.

8. LEASES
During the years ended December 31, 2021 and 2020, the Company incurred operating lease expenses of $29.8 million and $30.8 million including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the consolidated statements of comprehensive income (loss). As of December 31, 2021, the weighted-average remaining lease term was 6.6 years and the weighted-average discount rate was 5.10%.
Operating leases mature as follows (in thousands):

Year Ending December 31	Minimum Payments
2022	$23,558
2023	20,508
2024	14,930
2025	12,218
2026	9,315
2027 and beyond	28,052
Total lease payments	108,581
Less: Interest	(15,000)
Present value of lease liabilities	$93,581
During the year ended December 31, 2021, the Company commenced new leases, extensions and amendments, resulting in non-cash investing and financing activities in the consolidated statements of cash flows of $20.7 million related to the increases in the operating lease right-of-use asset and operating lease liabilities, respectively. As of December 31, 2021, the Company did not have any significant operating or financing leases that had not yet commenced.

9. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Infusion pumps	$34,547	$31,678
Equipment, furniture and other	52,913	47,886
Leasehold improvements	92,229	87,483
Computer software, purchased and internally developed	30,744	27,799
Assets under development	19,924	10,793
	230,357	205,639
Less: accumulated depreciation	118,822	84,490
Property and equipment, net	$111,535	$121,149
Depreciation expense is recorded within cost of revenue and operating expenses within the consolidated statements of comprehensive income (loss), depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year ended December 31,
	2021	2020	2019
Depreciation expense in cost of revenue	$5,746	$6,586	$4,179
Depreciation expense in operating expenses	29,865	36,180	27,629
Total depreciation expense	$35,611	$42,766	$31,808

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
A qualitative impairment analysis was performed in the fourth quarter of 2021, 2020, and 2019, to assess whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying value. The Company assessed relevant events and circumstances including macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and changes in the Company’s stock price. The Company determined that there was no goodwill impairment in 2021, 2020, or 2019.
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
Changes in the carrying amount of goodwill consist of the following activity for the years ended December 31, 2021, 2020 and 2019 (in thousands):

Balance at December 31, 2018	$632,469
Acquisitions	793,073
Balance at December 31, 2019	$1,425,542
Purchase accounting adjustments	3,068
Balance at December 31, 2020	$1,428,610
Acquisitions	48,954
Balance at December 31, 2021	$1,477,564

The carrying amount and accumulated amortization of intangible assets consists of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Gross intangible assets:
Referral sources	$482,200	$438,121
Trademarks/names	47,718	44,536
Other amortizable intangible assets	1,037	402
Total gross intangible assets	530,955	483,059

Accumulated amortization:
Referral sources	(137,613)	(110,498)
Trademarks/names	(26,936)	(21,146)
Other amortizable intangible assets	(386)	(363)
Total accumulated amortization	(164,935)	(132,007)
Total intangible assets, net	$366,020	$351,052
Amortization expense for intangible assets was $32.9 million, $35.1 million and $26.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Expected future amortization expense for intangible assets recorded at December 31, 2021, is as follows (in thousands):

2022	$31,628
2023	31,628
2024	31,628
2025	31,628
2026	31,628
2027 and beyond	207,880
Total	$366,020

11. INDEBTEDNESS
Long-term debt consisted of the following as of December 31, 2021 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL Facility	$—	$—	$—	$—
First Lien Term Loan	600,000	(9,605)	(13,331)	577,064
Senior Notes	500,000	—	(11,164)	488,836
	$1,100,000	$(9,605)	$(24,495)	1,065,900
Less: current portion				(6,000)
Total long-term debt				$1,059,900
Long-term debt consisted of the following as of December 31, 2020 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL Facility	$—	$—	$—	$—
First Lien Term Loan	915,750	(7,253)	(19,710)	888,787
Second Lien Notes	245,781	(6,102)	(4,113)	235,566
	$1,161,531	$(13,355)	$(23,823)	1,124,353
Less: current portion				(9,250)
Total long-term debt				$1,115,103

On August 6, 2019, the Company repaid the outstanding balance of an $80.0 million revolving credit facility, a $415.0 million first lien term loan (“Previous First Lien Term Loan”) and a $150.0 million second lien term loan (“Previous Second Lien”) and retired the outstanding Previous Credit Facilities by entering into two new credit arrangements and a notes indenture. The two new credit agreements and the indenture initially provided for up to $1,475.0 million in senior secured credit facilities through a $150.0 million asset-based-lending revolving credit facility (the “ABL Facility”), a $925.0 million first lien term loan (the “First Lien Term Loan”, and together with the ABL Facility, the “Loan Facilities”), and a $400.0 million issuance of Second Lien Notes.

The ABL Facility initially provided for borrowings up to $150.0 million, which matures on August 6, 2024. During the year ended December 31, 2020, the Company increased the borrowing capacity of its ABL Facility from $150.0 million to $175.0 million. The ABL Facility bore interest at a per annum rate initially provided that is determined by the Company’s periodic selection of rate type, either the Base Rate or the Eurocurrency Rate. Interest on the ABL Facility was charged on Base Rate loans at the greater of Base Rate, as defined, or 0.25% plus 1.25% to 1.75%, depending on the historical excess availability as a percentage of the Line Cap, as defined in the ABL Facility credit agreement. Interest on the ABL Facility was charged on Eurocurrency Rate Loans at the Eurocurrency Rate, as defined, plus 2.25% to 2.75%, depending on the historical excess availability as a percentage of the Line Cap, as defined in the ABL Facility credit agreement. The ABL Facility contains commitment fees payable on the unused portion ranging from 0.25% to 0.375%, depending on various factors including the Company’s leverage ratio, type of loan and rate type, and letter of credit fees of 2.50%. Borrowings under the ABL Facility are secured by a first priority security interest in the Company’s and each of its subsidiaries’ inventory, accounts receivable, cash, deposit accounts and certain assets and property related thereto (the “ABL Priority Collateral”), in each case subject to certain exceptions, and a third priority security interest in the Term Loan Priority Collateral, as defined below. The Company had no outstanding borrowings under the ABL Facility at December 31, 2020. The Company had $9.6 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL of $165.4 million as of December 31, 2020.

The principal balance of the First Lien Term Loan was repayable in quarterly installments which commenced in March 2020 of $2.3 million plus interest, with a final payment of all remaining outstanding principal due on August 6, 2026. Interest on the First Lien Term Loan is payable monthly on Base Rate loans at Base Rate, as defined, plus 3.25% to 3.50%, depending on the Company’s leverage ratio. Interest is charged on Eurocurrency Rate loans at the Eurocurrency Rate, as defined, plus 4.25% to 4.50%, depending on the Company’s leverage ratio. The interest rate on the First Lien Term Loan was 4.40% as of December 31, 2020. The weighted average interest rate incurred was 5.09% for the year ended December 31, 2020. Amounts borrowed under the First Lien Term Loan are secured by a first priority security interest in each of the Company’s subsidiaries’ capital stock (subject to certain exceptions) and substantially all of the Company’s property and assets (other than the ABL

Priority Collateral), (the “Term Loan Priority Collateral”), in each case subject to certain exceptions, and a second priority security interest in the ABL Priority Collateral.

The Second Lien Notes were set to mature on August 6, 2027. Interest on the Second Lien Notes was payable quarterly and is at London Interbank Offered Rate (“LIBOR”), plus 8.75%. The Company elected to pay-in-kind (“PIK”) the first quarterly interest payment, due in November 2019, which resulted in the Company capitalizing $12.3 million in interest to the principal balance on the interest payment date. The Company also elected to PIK the quarterly interest payment due in August 2020, which resulted in the Company capitalizing $7.5 million in interest expense to the principal balance of the Second Lien Notes on the interest payment date. In connection with the PIK elections, the Company was charged an additional 1.00% in interest expense on those quarterly interest payments. The interest rate on the Second Lien Notes was 8.98% as of December 31, 2020. The weighted average interest incurred was 9.39% for the year ended December 31, 2020.

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
January 2021 Refinancing - In January 2021, the Company entered into an amendment on the First Lien Term Loan (the “First Lien Credit Agreement Amendment”). The First Lien Credit Agreement Amendment resulted in an additional $250.0 million of incremental First Lien Term Loan indebtedness being issued and reduced the interest rate on all outstanding First Lien Term Loan indebtedness from LIBOR plus 4.25% to LIBOR plus 3.75%. The proceeds of the $250.0 million incremental First Lien Term Loan indebtedness were used to prepay the remaining $245.8 million outstanding balance of the Second Lien Notes. Following the First Lien Credit Agreement Amendment, the First Lien Term Loan is repayable in quarterly installments, of $2.9 million plus interest, with a final payment of all remaining outstanding principal due on August 6, 2026.

The Company assessed whether the repayment of the Second Lien Notes by issuing incremental First Lien Term Loan indebtedness resulted in an insubstantial modification or an extinguishment of the existing debt for each loan in the syndication by grouping lenders as follows: (i) Lenders participating in both the First Lien Term Loan and Second Lien Notes; (ii) previous lenders that exited; and (iii) new lenders. The Company determined that $161.2 million of the First Lien Term Loan was extinguished and $122.9 million of the Second Lien Term Loan was extinguished, which is disclosed as an outflow from financing activities in the consolidated statements of cash flows. The First Lien Term Loan and Second Lien Notes had insubstantial modifications for lenders that participated in both debt instruments, which resulted in a cash outflow from financing activities of $352.0 million in the consolidated statements of cash flows. The Company determined that $356.2 million of new debt was issued related to the First Lien Term Loan, which is disclosed as an inflow from financing activities in the consolidated statements of cash flows. In connection with the prepayment of the Second Lien Notes and incremental First Lien Term Loan indebtedness, the Company incurred $7.2 million in debt issuance costs and third-party fees, of which $3.7 million was capitalized, $0.9 million was expensed as a component of other expense and $2.6 million was expensed as a loss on extinguishment as a component of other expense in the consolidated statements of comprehensive income (loss). Further, $1.0 million of the total fees incurred of $7.2 million was netted against the $356.2 million of proceeds from debt as a component of the cash flows from financing activities, $2.9 million was presented as deferred financing costs as a component of cash flows from financing activities, $2.4 million was presented as debt prepayment fees as a component of cash flows from financing activities, and the remaining $0.9 million was included in cash flows from operating activities in the consolidated statements of cash flows.

The Company recognized a loss on extinguishment of debt of $12.4 million included in the line entitled “Other, net” in the consolidated statements of comprehensive income (loss), of which $2.6 million related to debt issuance costs incurred with the incremental First Lien Term Loan indebtedness and prepayment of the Second Lien Notes, as discussed above, and $9.8 million related to existing deferred financing fees that were written off upon extinguishment.
October 2021 Refinancing - In October 2021, the Company refinanced its $1,157.0 million outstanding existing First Lien Term Loan due 2026. The Company amended the existing First Lien Term Loan, to provide $600.0 million of refinanced borrowings (the “First Lien Term Loan Facility”). The refinancing changed the interest rate from LIBOR plus 3.75% to, at the Parent Borrower’s option, either (i) LIBOR (or a comparable successor rate, with a floor of 0.50% per annum) plus an applicable margin of 2.75% for Eurocurrency Rate Loans (as such term is defined in the First Lien Term Loan Agreement) and (ii) a base rate determined in accordance with in the First Lien Term Loan Agreement, plus 1.75% for Base Rate Loans (as such term is defined in the First Lien Term Loan Agreement). The First Lien Term Loan Facility is repayable in quarterly installments, beginning in March 2022, of $1.5 million plus interest and extended its maturity to October 27, 2028. The interest rate on the First Lien Term Loan was 3.25% as of December 31, 2021. The weighted average interest rate incurred was 3.79% for the year ended December 31, 2021. In conjunction with the refinancing, the Company also issued $500.0 million in aggregate principal of unsecured senior notes (“Senior Notes”). The Senior Notes bear interest at a rate of 4.375% per annum payable semi-annually in arrears on October 31 and April 30 of each year, commencing April 30, 2022. The Senior Notes mature on October 31, 2029.

The Company assessed whether the refinancing of the First Lien Term Loan Facility and issuance of the Senior Notes resulted in an insubstantial modification or an extinguishment of the existing debt for each loan in the syndication by grouping lenders as follows: (i) Lenders continuing to participate in either the First Lien Term Loan Facility and Senior Notes (ii) previous lenders that exited; and (iii) new lenders. The Company determined that $35.7 million of the First Lien Term Loan was extinguished, which is disclosed as an outflow from financing activities in the condensed consolidated statements of cash flows. The First Lien Term Loan had insubstantial modifications for lenders that continued to participate in either debt instrument, which resulted in a cash outflow from financing activities of $558.3 million in the consolidated statements of cash flows. The Company determined that $501.4 million of new debt was issued related to the First Lien Term Loan, which is disclosed as an inflow from financing activities in the consolidated statements of cash flows. In connection with the refinancing of the First Lien Term Loan and issuance of the Senior Notes, the Company incurred $10.7 million in debt issuance costs and third-party fees, of which $8.8 million was capitalized, $1.7 million was expensed as a component of other expense and $0.2 million was expensed as a loss on extinguishment as a component of other expense in the consolidated statements of comprehensive income (loss). Further, $1.5 million of the total fees incurred of $10.7 million was netted against the $501.4 million of proceeds from debt as a component of the cash flows from financing activities, $7.4 million was presented as deferred financing costs as a component of cash flows from financing activities, and the remaining $1.8 million was included in cash flows from operating activities in the consolidated statements of cash flows.
The Company recognized a loss on extinguishment of debt of $1.0 million included in the line entitled “Other, net” in the consolidated statements of comprehensive income (loss), of which $0.2 million related to debt issuance costs incurred with the First Lien Term Loan refinancing and issuance of the Senior Notes, as discussed above, and $0.8 million related to existing deferred financing fees that were written off upon extinguishment.
The Company also entered into an agreement to amend its existing ABL Facility. The ABL Facility bears interest at a rate equal to, at the Borrowers’ election, either (i) a base rate determined in accordance with the ABL Credit Agreement plus an applicable margin, which is equal to between 0.25% and 0.75% based on the historical excess availability as a percentage of the Line Cap (as such term is defined in the ABL Credit Agreement) and (ii) LIBOR (or a comparable successor rate, with a floor of 0.00% per annum) plus an applicable margin, which is equal to between 1.25% and 1.75% based on the historical excess availability as a percentage of the Line Cap. The Company had no outstanding borrowings under the ABL Facility at December 31, 2021. The Company had $7.1 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL Facility of $167.9 million as of December 31, 2021. The ABL Facility matures on October 27, 2026.

Long-term debt matures as follows (in thousands):

Year Ending December 31,	Minimum Payments
2022	$6,000
2023	6,000
2024	6,000
2025	6,000
2026	6,000
2027 and beyond	1,070,000
Total	$1,100,000
During the year ended December 31, 2021, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 12, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of December 31, 2021 (in thousands):

Financial Instrument	Carrying Value as of December 31, 2021	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Note Facility	$577,064	$—	$598,500	$—
Senior Notes	488,836	—	501,250	—
Total debt instruments	$1,065,900	$—	$1,099,750	$—

The following table sets forth the changes in Level 3 measurements for the year ended December 31, 2021 (in thousands). As the Second Lien Notes were prepaid in Q1, there was no change in the fair value thereafter:

Level 3 Measurements
Second Lien Notes fair value as of January 1, 2021	$266,438
Principal prepayment	(245,781)
Change in fair value	(20,657)
Second Lien Notes fair value as of December 31, 2021	$—
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
In August 2019, the Company entered into interest rate swap agreements that reduce the variability in the interest rates on the newly-issued debt obligations following the Merger with BioScrip. The first interest rate swap for $925.0 million notional was effective in August 2019 with $911.1 million designated as a cash flow hedge against the underlying interest rate on the First Lien Term Loan interest payments indexed to one-month LIBOR through August 2021. In accordance with ASU 2017-12, Targeted Improvements to Accounting for Hedges, the Company had determined that the $911.1 million designated cash flow hedge is perfectly effective. The remaining $13.9 million notional amount of the first interest rate swap is not designated as a hedging instrument. The first interest rate swap expired in August 2021. The second interest rate swap of $400.0 million notional was effective in November 2019 and was designated as a cash flow hedge against the underlying interest rate on the Second Lien Notes interest payments indexed to three-month LIBOR through November 2020.
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
In October 2021, the Company entered into an interest rate cap hedge with a notional amount of $300 million for a 5-year term beginning November 30, 2021. The hedge partially offsets risk associated with the First Lien Term Loan Facility’s variable interest rate. The interest rate cap instrument perfectly offsets the terms of the interest rates associated with the variable interest rate of the First Lien Term Loan.
The following table summarizes the amount and location of the Company’s derivative instruments in the consolidated balance sheets (in thousands):

	Fair value - Derivatives in liability position
Derivative	Balance Sheet Caption	December 31, 2021	December 31, 2020
Interest rate caps designated as cash flow hedges	Accrued expenses and other current liabilities	$601	$—
Interest rate swaps designated as cash flow hedges	Accrued expenses and other current liabilities	—	11,172
Interest rate swaps not designated as hedges	Accrued expenses and other current liabilities	—	170
Total derivatives		$601	$11,342
The gain and loss associated with the changes in the fair value of the effective portion of hedging instruments are recorded into other comprehensive (loss) income. The gain and loss associated with the changes in the fair value of the hedging instruments not designated are recognized in net income (loss) through interest expense. The following table presents the pre-tax gains (losses) from derivative instruments recognized in other comprehensive (loss) income in the Company’s consolidated statements of comprehensive income (loss) (in thousands):

	Years Ended December 31,
Derivative	2021	2020	2019
Interest rate caps designated as cash flow hedges	$(601)	$—	$(1,103)
Interest rate swaps designated as cash flow hedges	11,172	(7,723)	(7,195)
Interest rate swaps that discontinued hedge accounting	—	3,746	—
Total	$10,571	$(3,977)	$(8,298)
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s consolidated statement of comprehensive income (loss) related to the Company’s derivative instruments (in thousands):

		Year Ended December 31,
Derivative	Income Statement Caption	2021	2020	2019
Interest rate caps designated as cash flow hedges	Interest expense	$(239)	$—	$(125)
Interest rate swaps designated as cash flow hedges	Interest expense	(11,298)	(12,799)	(115)
Interest rate swaps not designated as hedges	Interest expense	(2)	(34)	(92)
Interest rate swaps that discontinued hedge accounting	Interest expense	—	(3,746)	—
Total		$(11,539)	$(16,579)	$(332)
The Company expects to reclassify $2.8 million of total interest rate costs from accumulated other comprehensive loss against interest expense during the next 12 months.

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
First Lien Term Loan: Prior to the October refinancing, the fair value of the First Lien Term Loan is derived from a broker quote on the loans in the syndication (Level 2 inputs). See Note 11, Indebtedness, for further discussion of the carrying amount and fair value of the First Lien Term Loan.
Second Lien Notes: Prior to the January refinancing, the fair value of the Second Lien Notes is derived from a cash flow model that discounted the cash flows based on market interest rates (Level 3 inputs). See Note 11, Indebtedness, for further discussion of the carrying amount and fair value of the Second Lien Notes.
New First Lien Term Loan: The fair value of the New First Lien Term Loan is derived from a broker quote on the loans in the syndication (Level 2 inputs). See Note 11, Indebtedness, for further discussion of the carrying amount and fair value of the New First Lien Term Loan.
Senior Notes: The fair value of the Senior Notes is derived from a broker quote (Level 2 inputs). See Note 11, Indebtedness, for further discussion of the carrying amount and fair value of the Senior Notes.
Interest rate swaps: The fair values of interest rate swaps are derived from the interest rates prevalent in the market and future expectations of those interest rates (Level 2 inputs). The Company determines the fair value of the investments based on quoted prices from third-party brokers. Both interest rate swaps have been terminated. See Note 12, Derivative Instruments, for further discussion of the fair value of the interest rate swaps.
Interest rate cap: The fair values of the interest rate cap are derived from the interest rates prevalent in the market and future expectations of those interest rates (Level 2 inputs). The Company determines the fair value of the investments based on quoted prices from third-party brokers. See Note 12, Derivative Instruments, for further discussion of the fair value of the interest rate caps.
There were no other assets or liabilities measured at fair value at December 31, 2021 or 2020.
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

15. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by the BioScrip stockholders on May 3, 2018, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors. The 2018 plan is administered by the Company’s Compensation Committee, a standing committee of the Board of Directors. A total of 4,101,735 shares of common stock were initially authorized for issuance under the 2018 Plan. In May 2021, an additional 4,999,999 shares were authorized for issuance under the 2018 Plan, resulting in a total 9,101,734 shares of common stock authorized for issuance.
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
Compensation expense from stock options is recognized on a straight-line basis over the requisite service period. During the years ended December 31, 2021 and 2020, the Company recognized compensation expense related to stock options of $1.9 million and $0.4 million. The Company did not recognize any compensation expense related to stock options prior to the Merger.
The weighted average grant-date fair value of options granted during the years ended December 31, 2021 and 2020 was $17.79 and $5.94, respectively. The Company did not grant any options during the year ended December 31, 2019. The fair value of stock options granted was estimated on the date of grant using a Black-Scholes pricing model. The assumptions used to compute the fair value of options for the year ended December 31, 2021 and 2020 are as follows:

	Years Ended December 31,
	2021	2020
Expected volatility	51.92%	45.7%
Risk-free interest rate	1.4%	0.53%
Expected life of options	6.5 years	6.3 years
Dividend rate	—	—
A summary of stock option activity for the year ended December 31, 2021 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life
Balance at December 31, 2020	412,831	$14.77	$1,320
Granted	853,089	$22.14	$5,335
Exercised	(42,405)	$10.65	$461
Forfeited and expired	(53,374)	$22.13	$478
Balance at December 31, 2021	1,170,141	$19.96	$10,154	8.55 years
Exercisable at December 31, 2021	150,890	$15.84	$2,131	3.63 years
During the year ended December 31, 2021, shares were surrendered to satisfy tax withholding obligations on the exercise of stock options with a cost basis of $0.1 million. During the year ended December 31, 2020, shares were surrendered to satisfy tax withholding obligations on the exercise of stock options with a cost basis of $2.7 million, which are all held as treasury stock as of December 31, 2021. During the year ended December 31, 2020, $0.4 million of cash was received from stock option exercises under share-based payment arrangements. No cash was received from stock option exercises under share-based payment arrangements for the year ended December 31, 2019.

The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2021 expire on various dates ranging from March 2023 through October 2031. The following table outlines the outstanding and exercisable stock options as of December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0.00 - $8.24	9,901	$6.52	5.1 years	9,901	$6.52
$8.24 - $16.52	292,189	$12.32	7.0 years	99,739	$10.30
$16.52 - $24.76	521,461	$19.90	9.0 years	21,375	$23.56
$24.76 - $33.00	336,715	$26.20	9.6 years	10,000	$30.20
$41.28 - $49.52	6,250	$44.16	1.2 years	6,250	$44.16
$49.52 - $57.76	2,375	$56.24	1.3 years	2,375	$56.24
$66.00 - $74.28	1,250	$66.52	1.6 years	1,250	$66.52
All options	1,170,141			150,890
As of December 31, 2021, there was $13.9 million of unrecognized compensation expense related to unvested option grants that is expected to be recognized over a weighted-average period of 2.3 years.
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
Compensation expense from restricted stock is recognized on a straight-line basis over the requisite service period. During the years ended December 31, 2021 and 2020, the Company recognized compensation expense related to restricted stock awards of $4.9 million and $2.3 million, respectively. The Company did not recognize any compensation expense related to restricted stock awards prior to the Merger.
A summary of restricted stock award activity for the year ended December 31, 2021 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	549,650	$13.26
Granted	875,554	$19.95
Vested and issued	(91,858)	$13.01
Forfeited and expired	(67,120)	$15.62
Balance at December 31, 2021	1,266,226	$17.73
During the year ended December 31, 2021, shares were surrendered to satisfy tax withholding obligations on the vesting of restricted stock awards with a cost basis of $0.0 million. During the year ended December 31, 2020, shares were surrendered to satisfy tax withholding obligations on the vesting of restricted stock awards with a cost basis of $0.3 million.
As of December 31, 2021, there was $31.2 million in unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.1 years. The total fair value of restricted stock awards vested during the years ended December 31, 2021, 2020 and 2019 was $1.2 million, $1.5 million and $1.9 million, respectively.

HC I Incentive Units — Beginning in October 2015, HC I implemented an equity incentive plan for certain officers and employees of the Company. Incentive units are equity-based awards subject to time and performance vesting restrictions. The compensation expense related to this plan has been reflected in the Company’s financial statements.
In accordance with ASC Topic 718, Compensation-Stock Compensation, compensation expense is recognized on a straight-line basis over the vesting period of the award or the employee’s retirement eligible date, if earlier. During the years ended December 31, 2021, 2020 and 2019, the Company recognized compensation expense related to the HC I incentive units of $0.1 million, $0.2 million and $1.9 million, respectively.There are no awards outstanding as of December 31, 2021 and no awards were issued during the year ended December 31, 2021.

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
During the year ended December 31, 2020, the Company completed a public offering of 20,700,000 shares of the Company’s common stock at a price of $12.50 per share, consisting of 10,000,000 shares of common stock issued and sold by the Company and 10,700,000 shares of common stock sold by HC I. The Company received net proceeds from the offering of $118.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. During the year ended December 31, 2021, HC I completed secondary offerings of 76,400,000 shares of common stock. For the year ended December 31, 2021, HCI holds approximately 20.7% of the common stock of the Company.
2017 Warrants — Prior to the Merger, BioScrip issued warrants to certain debt holders pursuant to a Warrant Purchase Agreement dated as of June 29, 2017. In conjunction with the Merger, the 2017 Warrants were amended to entitle the purchasers of the warrants to purchase 2.1 million shares of common stock. The 2017 Warrants have a 10-year term and an exercise price of $8.00 per share and may be exercised by payment of the exercise price in cash or surrender of shares of common stock into which the 2017 Warrants are being converted in an aggregate amount sufficient to pay the exercise price. The 2017 Warrants are classified as equity instruments, and the fair value of these warrants of $14.1 million was recorded in paid-in capital as of the Merger Date. During the years ended December 31, 2021 and 2020, warrant holders exercised warrants to purchase zero and 42,336 shares of common stock, respectively. No proceeds were received from these exercises as the warrant holders elected to surrender shares to pay the exercise price. At December 31, 2021 and 2020, the remaining warrant holders are entitled to purchase 1.4 million shares of common stock, respectively.
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
Treasury Stock — During the year ended December 31, 2019, 290,117 shares were surrendered to satisfy tax withholding obligations on the exercise of stock options and the vesting of restricted stock awards with a cost basis of $2.5 million, of which $2.4 million remains held in treasury as of December 31, 2021 and 2020. At December 31, 2021 and 2020, the Company held 383,722 shares of treasury stock.
Preferred Stock — In conjunction with the Merger, all legacy BioScrip preferred stock was settled, and no preferred stock is outstanding as of December 31, 2021 or 2020.
17. RELATED-PARTY TRANSACTIONS
Management Services — In conjunction with the Option Care acquisition from Walgreen Co. in 2015, the Company entered into two separate Management Services Agreements with Madison Dearborn Partners VI-B, L.P. and Walgreen Co.

Each Management Services Agreement required the Company to pay $0.3 million to each party quarterly beginning July 1, 2015 for on-going management, consulting and financial services provided to the Company. Following the close of the Merger, both Management Services Agreements were terminated. The Company did not incur any management services expense during the years ended December 31, 2021 or December 31, 2020. In 2019, prior to the Merger, the Company incurred $1.5 million of management services expense, which has been reflected as a component of selling, general and administrative expense in the consolidated statements of comprehensive income (loss) for the year ended December 31, 2019.
Management Equity Ownership Plan — In October 2015, HC I implemented an equity ownership and incentive plan for certain officers and employees of Option Care. The officers were able to purchase membership units in HC I and could fund a portion of the purchase with a loan from Option Care. These loans were treated as a shareholder contribution in Option Care. For the years ended December 31, 2021, 2020 and 2019, there was no activity credited to paid-in capital related to HC I membership units purchased with a loan from Option Care. There were no shareholder redemptions during the year ended December 31, 2021 and 2020. During the year ended December 31, 2019, shareholder redemptions totaled $2.4 million, comprised of a cash distribution to HC I of $2.0 million and notes redeemed of $0.4 million.
During the year ended December 31, 2019, prior to the Merger, Option Care sold its notes receivable from management, along with all accrued interest expense, to a third-party bank. Option Care received cash proceeds of $1.3 million, which represented payment of $1.1 million in outstanding notes receivable from management and payment of $0.2 million in accrued interest expense. There were no notes receivable from management outstanding as of December 31, 2021, 2020 or 2019.
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $3.5 million, $2.9 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Management fees are recorded in net revenues in the accompanying consolidated statements of comprehensive income (loss).
The Company had amounts due to its joint ventures of $1.4 million as of December 31, 2021. The Company had amounts due from its joint ventures of $2.4 million as of December 31, 2020 and due to its joint ventures of $4.3 million as of December 31, 2019. These receivables were included in prepaid expenses and other current assets in the accompanying balance sheets and these payables were included in accrued expenses and other current liabilities in the accompanying balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories purchased by the Company on behalf of the joint ventures.
18. SUBSEQUENT EVENTS
The Company has evaluated whether any subsequent events occurred since December 31, 2021 and noted the following subsequent event:
In February 2022, the Company entered into a definitive agreement to acquire Specialty Pharmacy Nursing Network, Inc. The Company expects to complete the acquisition in 2022. An estimate of the financial effect cannot be made as the acquisition has not yet been completed.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting. Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), management concluded that the internal control over financial reporting was effective as of December 31, 2021. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears elsewhere in this Annual Report.
All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Controls over Financial Reporting
There has been no change during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Option Care Health, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Option Care Health, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Chicago, Illinois February 23, 2022

Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
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
The other information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders.

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

3.1	Third Amended and Restated Certificate of Incorporation of BioScrip, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 7, 2019).
3.2
Certificate of Amendment to Certificate of Incorporation, amending the Third Amended and Restated Certificate of Incorporation of BioScrip, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on August 7, 2019).

3.3
Second Amended and Restated Bylaws of Option Care Health, Inc., formerly known as BioScrip, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on August 7, 2019).

3.4	Certificate of Amendment of the Certificate of Incorporation, filed January 30, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on March 11, 2021).
4.1
Registration Rights Agreement, dated as of March 9, 2015, by and among the Company, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., and Blackwell Partners, LLC, Series A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 10, 2015).

4.2
Amendment No. 1 to the Registration Rights Agreement dated June 10, 2016, by and among the Company, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P. and Blackwell Partners, LLC Series A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016).

4.3
Amendment No. 2 to the Registration Rights Agreement dated June 14, 2016, by and among the Company and the PIPE Investors. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 14, 2016).

4.4
Common Stock Warrant Agreement, dated July 28, 2015, by and between the Company and the American Stock Transfer & Trust Company, LLC. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 28, 2015).

4.5
Registration Rights Agreement, dated June 29, 2017, by and among the Company and the parties signatory thereto (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 29, 2017).

4.6
Amendment No. 1 to Registration Rights Agreement by and between BioScrip, Inc. and the stockholders of the Company signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 15, 2019).

4.7	Description of Option Care Health Inc.’s registered securities (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed on March 11, 2021).
10.1
Amended and Restated Warrant Agreement, dated as of March 14, 2019, by and among BioScrip, Inc. and the Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2019).

10.2
Registration Rights Agreement, dated as of August 6, 2019, by and among BioScrip, Inc. and HC Group Holdings I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2019).

10.3
Director Nomination Agreement, dated as of August 6, 2019, by and among the BioScrip, Inc. and HC Group Holdings I, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2019).

10.4
ABL Credit Agreement, dated as of August 6, 2019, among HC Group Holdings II, LLC, as the Initial Borrower, BioScrip, Inc., as the Parent Borrower, and Bank of America N.A., as the Administrative Agent, Issuing Bank and Swing Line Lender, the other lenders party thereto from time to time and Bank of America, N.A. and ACF Finco I LP as Joint Lead Arrangers and Joint Lead Bookrunners (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 7, 2019).

10.5†
John Rademacher Amended and Restated Employment Agreement entered into on February 23, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2019).

10.6†	Michael Shapiro Employment Agreement entered into on October 13, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2019).
10.7†	Harriet Booker Employment Agreement entered into on June 3, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 7, 2019).
10.8†	Rich Denness Employment Agreement entered into on June 8, 2019 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on March 11, 2021).
10.9†	Cliff Berman Employment Agreement entered into on August 3, 2015 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on March 11, 2021).
10.10
First Amendment to ABL Credit Agreement, dated as of October 5, 2020, among Option Care Health, Inc. (f/k/a BioScrip, Inc.), each Guarantor party hereto, each lender party hereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 6, 2020).

10.11
Second Amendment to ABL Credit Agreement, dated as of January 21, 2021, by and among Option Care Health, Inc., the guarantors party thereto, Bank of America, N.A. and the financial institutions party thereto (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on January 22, 2021).

10.12	Option Care Health, Inc. 2018 Equity Incentive Plan updated as of May 19, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q/A filed on August 3, 2021).
10.13
Indenture, dated as of October 27, 2021, by and between Option Care Health, Inc., each of the Guarantors (as defined therein) listed on the signature pages thereto and Ankura Trust Company, LLC as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 29, 2021).

10.14	Form of 4.375% Senior Notes due 2029 (included in Exhibit 10.14 and incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 29, 2021).
10.15
Second Amendment and Amendment and Restatement Agreement to First Lien Credit Agreement, dated as of October 27, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 29, 2021).

10.16	Third Amendment to ABL Credit Agreement, dated as of October 27, 2021 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on October 29, 2021).
21.1	List of subsidiaries of Option Care Health, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).
101	The following financial information from the Company’s Form 10-K for the fiscal year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2021, 2020 and 2019, (ii) Consolidated Balance Sheets as of December 31, 2021 and 2020, (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2021, 2020 and 2019, and (v) Notes to Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Formatted Cover Page

†	Designates the Company’s management contracts or compensatory plan or arrangement.
+	Certain schedules attached to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of the omitted schedules to the Securities and Exchange Commission upon request by the Commission.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2022.

OPTION CARE HEALTH, INC.

/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title(s)	Date
/s/ John C. Rademacher John C. Rademacher	Chief Executive Officer, President and Director (Principal Executive Officer)	February 23, 2022

/s/ Michael Shapiro Michael Shapiro	Chief Financial Officer and Senior Vice President (Principal Financial Officer, Principal Accounting Officer)	February 23, 2022

/s/ Harry M. Jansen Kraemer, Jr. Harry M. Jansen Kraemer, Jr.	Non-Executive Chairman of the Board	February 23, 2022

/s/ John J. Arlotta John J. Arlotta	Director	February 23, 2022

/s/ Elizabeth Q. Betten Elizabeth Q. Betten	Director	February 23, 2022

/s/ David W. Golding David W. Golding	Director	February 23, 2022

/s/ Alan Nielsen Alan Nielsen	Director	February 23, 2022

/s/ R. Carter Pate R. Carter Pate	Director	February 23, 2022

/s/ Nitin Sahney Nitin Sahney	Director	February 23, 2022

/s/ Timothy P. Sullivan Timothy P. Sullivan	Director	February 23, 2022

/s/ Mark Vainisi Mark Vainisi	Director	February 23, 2022