Form 10-Q
period 2022-03-31
Option Care Health, Inc.
filed 2022-04-28
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

On April 26, 2022, there were 180,052,037 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1.Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	(unaudited)
	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$145,600	$119,423
Accounts receivable, net	366,285	338,242
Inventories	217,184	183,095
Prepaid expenses and other current assets	76,643	69,496
Total current assets	805,712	710,256

NONCURRENT ASSETS:
Property and equipment, net	109,066	111,535
Operating lease right-of-use asset	74,662	74,777
Intangible assets, net	20,669	21,433
Referral sources	337,882	344,587
Goodwill	1,478,500	1,477,564
Deferred income taxes	14,037	27,033
Other noncurrent assets	37,748	23,733
Total noncurrent assets	2,072,564	2,080,662
TOTAL ASSETS	$2,878,276	$2,790,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$356,118	$279,246
Accrued compensation and employee benefits	42,046	83,503
Accrued expenses and other current liabilities	85,286	71,857
Current portion of operating lease liability	18,689	19,089
Current portion of long-term debt	6,000	6,000
Total current liabilities	508,139	459,695

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,059,449	1,059,900
Operating lease liability, net of current portion	75,479	74,492
Other noncurrent liabilities	13,445	20,945
Total noncurrent liabilities	1,148,373	1,155,337
Total liabilities	1,656,512	1,615,032

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 180,429,758 shares issued and 180,046,036 shares outstanding as of March 31, 2022; 180,309,637 shares issued and 179,925,915 shares outstanding as of December 31, 2021	18	18
Treasury stock; 383,722 shares outstanding, at cost, as of March 31, 2022 and December 31, 2021, respectively	(2,403)	(2,403)
Paid-in capital	1,143,388	1,138,855
Retained earnings	70,142	39,867
Accumulated other comprehensive income (loss)	10,619	(451)
Total stockholders’ equity	1,221,764	1,175,886
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,878,276	$2,790,918

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2022	2021
NET REVENUE	$915,784	$759,237
COST OF REVENUE	714,848	593,764
GROSS PROFIT	200,936	165,473

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	133,969	120,040
Depreciation and amortization expense	14,722	16,339
Total operating expenses	148,691	136,379
OPERATING INCOME	52,245	29,094

OTHER INCOME (EXPENSE):
Interest expense, net	(12,246)	(19,481)
Equity in earnings of joint ventures	1,267	1,205
Other, net	2	(12,401)
Total other expense	(10,977)	(30,677)

INCOME (LOSS) BEFORE INCOME TAXES	41,268	(1,583)
INCOME TAX EXPENSE	10,993	1,278

NET INCOME (LOSS)	$30,275	$(2,861)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized gains on cash flow hedges, net of income tax expense of $3,763 and $0, respectively	11,070	4,081
OTHER COMPREHENSIVE INCOME	11,070	4,081
NET COMPREHENSIVE INCOME	$41,345	$1,220

EARNINGS (LOSS) PER COMMON SHARE:
Earnings (loss) per share, basic	$0.17	$(0.02)
Earnings (loss) per share, diluted	$0.17	$(0.02)

Weighted average common shares outstanding, basic	179,961	179,808
Weighted average common shares outstanding, diluted	181,681	179,808

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,275	$(2,861)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization expense	15,979	17,716
Non-cash operating lease costs	3,884	3,810
Deferred income taxes - net	12,996	634
Loss on extinguishment of debt	—	12,403
Amortization of deferred financing costs	1,049	1,253
Equity in earnings of joint ventures	(1,267)	(1,205)
Stock-based incentive compensation expense	4,178	1,205
Other adjustments	291	96
Changes in operating assets and liabilities:
Accounts receivable, net	(28,766)	4,450
Inventories	(34,089)	(15,021)
Prepaid expenses and other current assets	(6,241)	12,946
Accounts payable	76,872	8,026
Accrued compensation and employee benefits	(41,481)	(18,208)
Accrued expenses and other current liabilities	13,520	(2,357)
Operating lease liabilities	(4,246)	(5,160)
Other noncurrent assets and liabilities	(10,273)	653
Net cash provided by operating activities	32,681	18,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,359)	(3,123)
Net cash used in investing activities	(5,359)	(3,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options, vesting of restricted stock, and related tax withholdings	355	(69)
Proceeds from issuance of debt	—	355,200
Repayments of debt	(1,500)	(2,944)
Retirement of debt	—	(352,009)
Deferred financing costs	—	(2,880)
Debt prepayment fees	—	(2,458)
Net cash used in financing activities	(1,145)	(5,160)
NET INCREASE IN CASH AND CASH EQUIVALENTS	26,177	10,097
Cash and cash equivalents - beginning of the period	119,423	99,265
CASH AND CASH EQUIVALENTS - END OF PERIOD	$145,600	$109,362

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,104	$21,502
Cash paid for income taxes	$61	$111
Cash paid for operating leases	$6,242	$6,768

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance - December 31, 2020	$—	$18	$(2,403)	$1,129,312	$(100,031)	$(11,172)	$1,015,724
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(69)	—	—	(69)
Stock-based incentive compensation	—	—	—	1,205	—	—	1,205
Net loss	—	—	—	—	(2,861)	—	(2,861)
Other comprehensive income	—	—	—	—	—	4,081	4,081
Balance - March 31, 2021	$—	$18	$(2,403)	$1,130,448	$(102,892)	$(7,091)	$1,018,080

Balance - December 31, 2021	$—	$18	$(2,403)	$1,138,855	$39,867	$(451)	$1,175,886
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	355	—	—	355
Stock-based incentive compensation	—	—	—	4,178	—	—	4,178
Net income	—	—	—	—	30,275	—	30,275
Other comprehensive income	—	—	—	—	—	11,070	11,070
Balance - March 31, 2022	—	18	(2,403)	1,143,388	70,142	10,619	1,221,764

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
On March 14, 2019, HC I and HC II entered into a definitive agreement (the “Merger Agreement”) to merge with and into a wholly-owned subsidiary of BioScrip, Inc. (“BioScrip”), a national provider of infusion and home care management solutions, along with certain other subsidiaries of BioScrip and HC II. The merger contemplated by the Merger Agreement (the “Merger”) was completed on August 6, 2019 (the “Merger Date”). The Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations with Option Care being considered the accounting acquirer and BioScrip being considered the legal acquirer. Following the close of the transaction, BioScrip was rebranded as Option Care Health, Inc. (“Option Care Health”, or the “Company”). The combined Company’s stock is listed on the Nasdaq Global Select Market as of March 31, 2022. HC I holds approximately 20.7% of the common stock of the Company.
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 97 full service pharmacies and 57 stand-alone infusion suites. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States and contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for interim financial reporting. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year. These unaudited condensed consolidated financial statements do not include all of the information and notes to the financial statements required by GAAP for complete financial statements and should be read in conjunction with the 2021 audited consolidated financial statements, including the notes thereto, as presented in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022.
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
Prepaid expenses and other current assets — Included in prepaid expenses and other current assets are rebates receivable from pharmaceutical and medical supply manufacturers of $47.6 million and $43.0 million as of March 31, 2022 and December 31, 2021, respectively. There were no other items included in prepaid expenses and other current assets that comprised 5% or more of total current assets.

Equity Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the balance of the investments were $21.4 million and $20.1 million, respectively. The investments are increased to reflect the Company’s capital contributions and equity in earnings of the investees. The investments are decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees are recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). The Company’s proportionate share of earnings was $1.3 million and $1.2 million for the three months March 31, 2022. and 2021, respectively. Distributions from the investees are treated as cash inflows from operating activities within other adjustments in the unaudited condensed consolidated statements of cash flows. During the three months March 31, 2022 and 2021, the Company did not receive a distribution from the investees. See Footnote 16, Related-Party Transactions, for discussion of related-party transactions with these investees.
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

Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 15% and 16% for the three months March 31, 2022 and 2021. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three months March 31, 2022 and 2021, approximately 13% and 13%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of March 31, 2022 and December 31, 2021, approximately 11% and 11%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.

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
For the three months March 31, 2022, approximately 75% of the Company’s pharmaceutical and medical supply purchases were from four vendors. For the three months March 31, 2021, approximately 67% of the Company’s pharmaceutical and medical supply purchases were from three vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results. Although there remains some uncertainty regarding the COVID-19 pandemic, as of March 31, 2022 the Company has been able to maintain adequate levels of supplies and pharmaceuticals to support its operations.

3. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
Infinity Infusion Nursing LLC — In October 2021, pursuant to the equity purchase agreement dated October 1, 2021, the Company completed the 100% acquisition of the equity interest in Infinity Infusion LLC (“Infinity”) for a purchase price, net of cash acquired of $59.6 million. As of March 31, 2022, the Company has finalized the purchase price allocation of the acquisition and no purchase accounting adjustments were made.
Wasatch Infusion LLC Acquisition — In December 2021, pursuant to the executed asset purchase agreement on December 29, 2021, the Company completed the acquisition of Wasatch Infusion LLC (“Wasatch”) for a purchase price of $19.5 million. As of March 31, 2022, the Company has finalized the purchase price allocation of the acquisition. Certain adjustments were made to preliminary valuation amounts related to accounts receivable, other assets and other assumed liabilities. The following is a final allocation of the consideration transferred to acquired identifiable assets and assumed liabilities (in thousands):

Amount
Accounts receivable	$2,688
Inventories	2,038
Intangible assets	4,245
Other assets	769
Accounts payable	(6,686)
Other assumed liabilities	(965)
Fair value Identifiable assets and liabilities	2,089
Goodwill (1)	17,366
Purchase Price	19,455
(1) Goodwill is attributable to cost synergies from procurement and operational efficiencies and elimination of duplicative administrative costs.

4. REVENUE
The following table sets forth the net revenue earned by category of payer for the three months March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Commercial payers	$786,278	$648,507
Government payers	115,205	97,841
Patients	14,301	12,889
Net revenue	$915,784	$759,237
5. INCOME TAXES
During the three months ended March 31, 2022 and 2021, the Company recorded tax expense of $11.0 million and $1.3 million, respectively, which represents an effective tax rate of 26.6% and negative 80.7%, respectively. The variance in the Company’s effective tax rate of 26.6% for the three months ended March 31, 2022 compared to the Company’s Federal statutory rate of 21% is primarily attributable to current and deferred state taxes as well as various non-deductible expenses. The variance in the Company’s effective tax rate of negative 80.7% for the three months ended March 31, 2021 compared to the Company’s Federal statutory rate of 21% is primarily attributable to the Company only recognizing certain deferred federal and state tax expense and current state tax expense while any tax benefits that would have otherwise been recognized were offset by the Company’s tax valuation allowance in effect during that period.

The Company maintains a valuation allowance of $13.2 million against certain state net operating losses (“NOL”). In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities, including the effect in available carryback and carryforward periods, projected taxable income and tax-planning strategies, in making this assessment. On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated.

The Company’s tax expense for the three months ended March 31, 2022 of $11.0 million consists of quarterly tax liabilities attributable to specific state taxing authorities as well as recognized deferred federal and state tax expense. The company’s tax expense for the three months ended March 31, 2021 of $1.3 million consists of quarterly tax liabilities attributed to specific state taxing authorities as well as recognized deferred tax expense.

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
The earnings (loss) is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the three months March 31, 2022 includes the effect of shares that would be issued in connection with warrants, stock options and restricted stock awards, as these common stock equivalents are dilutive to the earnings per share recorded in those periods. The computation of diluted shares for the three months ended March 31, 2021 excludes the effect of these common stock equivalents as their inclusion would be anti-dilutive to the loss per share recorded in the period. As of March 31, 2022 there were 457,752 warrants, 770,303 stock option awards, and 269,670 restricted stock awards outstanding that were excluded from the calculation of earnings per share as they would be anti-dilutive. As of March 31, 2021, there were 2,285,784 warrants, 789,586 stock options and 1,080,334 restricted stock awards outstanding that were excluded from the calculation of earnings per share as they would be anti-dilutive.
The following table presents the Company’s basic earnings (loss) per share and shares outstanding (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$30,275	$(2,861)
Denominator:
Weighted average number of common shares outstanding	179,961	179,808
Earnings (loss) per common share:
Earnings (loss) per common share, basic	$0.17	$(0.02)
The following table presents the Company’s diluted earnings (loss) per share and shares outstanding (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$30,275	$(2,861)
Denominator:
Weighted average number of common shares outstanding	179,961	179,808
Effect of dilutive securities	1,720	—
Weighted average number of common shares outstanding, diluted	181,681	179,808
Earnings (loss) per common share:
Earnings (loss) per common share, diluted	$0.17	$(0.02)

,

7. LEASES
During the three months March 31, 2022 and 2021, the Company incurred operating lease expenses of $7.3 million and $7.5 million, respectively, including short-term lease expense, which were included as a component of selling, general and administrative expense in the unaudited condensed consolidated statements of comprehensive income (loss). As of March 31, 2022, the weighted-average remaining lease term was 6.9 years and the weighted-average discount rate was 5.09%.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2022	$19,872
2023	20,992
2024	15,416
2025	12,682
2026	9,697
Thereafter	34,371
Total lease payments	$113,030
Less: Interest	(18,862)
Present value of lease liabilities	$94,168
During the three months March 31, 2022, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flow of $3.8 million related to increases in the operating lease right-of-use asset and operating lease liabilities, respectively. As of March 31, 2022, the Company did not have any significant operating or financing leases that had not yet commenced.

8. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Infusion pumps	$36,995	$34,547
Equipment, furniture and other	55,267	52,913
Leasehold improvements	96,477	92,229
Computer software, purchased and internally developed	32,764	30,744
Assets under development	14,442	19,924
	235,945	230,357
Less: accumulated depreciation	126,879	118,822
Property and equipment, net	$109,066	$111,535
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income (loss), depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three months March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Depreciation expense in cost of revenue	$1,257	$1,377
Depreciation expense in operating expenses	7,188	7,598
Total depreciation expense	$8,445	$8,975

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill consists of the following activity for the three months ended March 31, 2022 (in thousands):

Balance at December 31, 2021	$1,477,564
Purchase accounting adjustments	936
Balance at March 31, 2022	$1,478,500

There were no changes in the carrying amount of goodwill for the three months March 31, 2021.
The carrying amount and accumulated amortization of intangible assets consists of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Gross intangible assets:
Referral sources	$482,407	$482,200
Trademarks/names	47,718	47,718
Other amortizable intangible assets	830	1,037
Total gross intangible assets	530,955	530,955

Accumulated amortization:
Referral sources	(144,525)	(137,613)
Trademarks/names	(27,476)	(26,936)
Other amortizable intangible assets	(403)	(386)
Total accumulated amortization	(172,404)	(164,935)
Total intangible assets, net	$358,551	$366,020
Amortization expense for intangible assets was $7.5 million and $8.7 million for the three months ended March 31, 2022 and 2021, respectively.

10. INDEBTEDNESS

Long-term debt consisted of the following as of March 31, 2022 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Asset-based-lending (“ABL”) facility	$—	$—	$—	$—
First Lien Term Loan	598,500	(9,288)	(12,892)	576,320
Senior Notes	500,000	—	(10,871)	489,129
	$1,098,500	$(9,288)	$(23,763)	1,065,449
Less: current portion				(6,000)
Total long-term debt				$1,059,449
Long-term debt consisted of the following as of December 31, 2021 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL facility	$—	$—	$—	$—
First Lien Term Loan	600,000	(9,605)	(13,331)	577,064
Senior Notes	500,000	—	(11,164)	488,836
	$1,100,000	$(9,605)	$(24,495)	1,065,900
Less: current portion				(6,000)
Total long-term debt				$1,059,900
The interest rate on the First Lien Term Loan was 3.25% as of March 31, 2022 and December 31, 2021, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 3.25% and 3.97% for the three months March 31, 2022 and 2021, respectively. The interest rate on the Senior Notes was 4.375% as of March 31, 2022 and December 31, 2021. The weighted average interest rate incurred on the Senior Secured Notes was 4.375% for the three months March 31, 2022. The weighted average interest rate incurred on the Second Lien Notes was 8.98% for the period January 1, 2021 through January 20, 2021, prior to the repayment of the outstanding balance.
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2022	$4,500
2023	6,000
2024	6,000
2025	6,000
2026	6,000
Thereafter	1,070,000
Total	$1,098,500

During the three months March 31, 2022 and 2021, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 11, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of March 31, 2022 (in thousands):

Financial Instrument	Carrying Value as of March 31, 2022	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$576,320	$—	$592,515	$—
Senior Notes	489,129	—	472,500	—
Total debt instruments	$1,065,449	$—	$1,065,015	$—
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
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair value - Derivatives in asset position
Derivative	Balance Sheet Caption	March 31, 2022	December 31, 2021
Interest rate cap designated as cash flow hedge	Prepaid expenses and other current assets	$1,408	$—
Interest rate cap designated as cash flow hedge	Other noncurrent assets	12,824	—

	Fair value - Derivatives in liability position
Derivative	Balance Sheet Caption	March 31, 2022	December 31, 2021
Interest rate cap designated as cash flow hedge	Accrued expenses and other current liabilities	$—	$601

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

	Three Months Ended March 31,
Derivative	2022	2021
Interest rate cap designated as cash flow hedge	$14,833	$—
Interest rate swaps designated as cash flow hedges	—	4,081
	$14,833	$4,081
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s unaudited condensed consolidated statement of comprehensive income (loss) related to the Company’s derivative instruments (in thousands):

		Three Months Ended March 31,
Derivative	Income Statement Caption	2022	2021
Interest rate cap designated as cash flow hedge	Interest expense	$694	$—
Interest rate swaps designated as cash flow hedges	Interest expense	—	(4,149)
Interest rate swaps not designated as hedges	Interest expense	—	(1)
		$694	$(4,150)

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
Interest rate cap: The fair value of the interest rate cap is derived from the interest rates prevalent in the market and future expectations of those interest rates (Level 2 inputs). The Company determines the fair value of the investments based on quoted prices from third-party brokers. See Note 11, Derivative Instruments, for further discussion of the fair value of the interest rate cap.
There were no other assets or liabilities measured at fair value at March 31, 2022 and December 31, 2021.
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

14. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by the BioScrip stockholders on May 3, 2018 and amended and restated on May 19, 2021, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors, resulting in a total of 9,101,734 shares of common stock are authorized for issuance. The 2018 plan is administered by the Company’s Compensation Committee, a standing committee of the Board of Directors. The Company had stock options, restricted stock and performance stock units outstanding related to the 2018 Plan as of March 31, 2022. As of March 31, 2021, the Company also had incentive units outstanding related to the HC I equity incentive plan, which was implemented in October 2015, for certain officers and employees of the Company. During the three months March 31, 2022 and 2021 total stock-based incentive compensation expense recognized by the Company related to these plans was $4.2 million and $1.2 million, respectively.
15. STOCKHOLDERS’ EQUITY
2017 Warrants — During the three months March 31, 2022 and 2021, warrant holders did not elect to exercise any warrants to purchase shares of common stock.. As of March 31, 2022 and December 31, 2021, the remaining warrant holders are entitled to purchase 1.4 million shares of common stock, respectively.
2015 Warrants — Warrant holders exercised an immaterial number of warrants to purchase shares of common stock during the three months March 31, 2022. Warrant holders did not elect to exercise any warrants to purchase shares of common stock during the three months ended March 31, 2021. As of March 31, 2022 and December 31, 2021, warrant holders are entitled to purchase 0.9 million shares of common stock, respectively.
16. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $0.9 million and $0.8 million for the three months March 31, 2022 and 2021, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).
The Company had amounts due from its joint ventures of $1.1 million and amounts due to its joint ventures of $0.5 million as of March 31, 2022. Receivables were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. The Company also had amounts due to its joint ventures of $1.4 million as of December 31, 2021. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.

17. SUBSEQUENT EVENTS

The Company has evaluated whether any subsequent events occurred since March 31, 2022, and noted the following subsequent event:

On April 11, 2022, the Company closed the transaction to acquire Specialty Pharmacy Nursing Network, Inc. (“SPNN”) for $60 million in an all-cash transaction. SPNN is a national leader in providing highly skilled specialty nursing resources across a broad portfolio of healthcare providers with over 400 nurses across the country.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to "Option Care Health," the “Company,” “we,” “us” and “our” refer to Option Care Health, Inc. and its consolidated subsidiaries. The following discussion and analysis of the financial condition and results of operations of Option Care Health, Inc. (“Option Care Health”, or the “Company”) should be read in conjunction with the audited consolidated financial statements and related notes, as presented in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022, as well as the Company’s unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report.
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

Update on the Impact of the COVID-19 Pandemic
The primary operations of the Company focus on providing infusion therapy services and based on the recent impact of the pandemic across the healthcare ecosystem, the Company began experiencing a related impact across a number of facets beginning in March 2020. The Company has been disrupted by both positive and negative referral patterns, experienced challenges in our staffing, increased pricing and ability to procure, and ability to procure personal protection equipment, supplies and key drugs. The Company anticipates that the pandemic could affect its operations for an extended period; however, at this time it cannot confidently forecast the duration nor the ultimate financial impact on its operations.
See Item 1A. “Risk Factors” under the caption “The COVID-19 pandemic and other pandemic events could adversely impact our business operations, results of operations, cash flows and financial position” included in our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of risks.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three months March 31, 2022 and 2021.
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
Other Income (Expense)
Interest Expense, Net. Interest expense consists principally of interest payments on the Company’s outstanding borrowings under the ABL Facility, the first lien term loan and senior notes, amortization of discount and deferred financing fees. Refer to the “Liquidity and Capital Resources” section below for further discussion of these outstanding borrowings.
Equity in Earnings of Joint Ventures. Equity in earnings of joint ventures consists of our proportionate share of equity earnings or losses from equity investments in two infusion joint ventures with health systems.
Other, Net. Other income (expense) primarily includes activity in the prior year loss on extinguishment of debt incurred in connection with the January 2021 debt refinancing and miscellaneous non-operating expenses.
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
Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three months ended March 31,

2022 and March 31, 2021 (in thousands):

	For the three months ended
	March 31, 2022		March 31, 2021
	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$915,784	100.0%	$759,237	100.0%
COST OF REVENUE	714,848	78.1%	593,764	78.2%
GROSS PROFIT	200,936	21.9%	165,473	21.8%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	133,969	14.6%	120,040	15.8%
Depreciation and amortization expense	14,722	1.6%	16,339	2.2%
Total operating expenses	148,691	16.2%	136,379	18.0%
OPERATING INCOME	52,245	5.7%	29,094	3.8%

OTHER INCOME (EXPENSE):
Interest expense, net	(12,246)	(1.3)%	(19,481)	(2.6)%
Equity in earnings of joint ventures	1,267	0.1%	1,205	0.2%
Other, net	2	—%	(12,401)	(1.6)%
Total other expense	(10,977)	(1.2)%	(30,677)	(4.0)%

INCOME (LOSS) BEFORE INCOME TAXES	41,268	4.5%	(1,583)	(0.2)%
INCOME TAX EXPENSE	10,993	1.2%	1,278	0.2%
NET INCOME (LOSS)	$30,275	3.3%	$(2,861)	(0.4)%

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized gains on cash flow hedges, net of income tax expense of $3,763,and $0, respectively	11,070	1.2%	4,081	0.5%
OTHER COMPREHENSIVE INCOME	$11,070	1.2%	$4,081	0.5%
NET COMPREHENSIVE INCOME	$41,345	4.5%	$1,220	0.2%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three months ended ended March 31, 2022 and March 31, 2021.
Gross Profit

	For the three months ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net revenue	$915,784	$759,237	$156,547	20.6%
Cost of revenue	714,848	593,764	121,084	20.4%
Gross profit	$200,936	$165,473	$35,463	21.4%
Gross profit margin	21.9%	21.8%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had mid single digit growth relative to the prior year while chronic revenue grew in the high-twenties. Additionally, acquisition related growth accounted for approximately 2% of the increase in net revenue and gross profit. The increase in cost of revenue was driven by the growth in revenue. The increase in gross profit was primarily related to contribution margin from the increase in net revenue. Gross profit margin was consistent with the prior year as the growth in the chronic portfolio was concentrated in higher profit therapies.

Operating Expenses

	For the three months ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	133,969	120,040	$13,929	11.6%
Depreciation and amortization expense	14,722	16,339	(1,617)	(9.9)%
Total operating expenses	$148,691	$136,379	$12,312	9.0%
The increase in Selling, general and administrative expenses is primarily due to salaries and benefits as a result of acquired team members, but has decreased as a percentage of revenue to 14.6% for the three months ended March 31, 2022 as compared to 15.8% for the three months ended March 31, 2021, as our revenue has grown at a faster pace than our selling, general and administrative expenses.
The decrease in depreciation and amortization expense is primarily attributed to certain intangible assets whose useful life expired, which resulted in approximately $1.5 million decrease to amortization expense.

Other Income (Expense)

	For the three months ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Interest expense, net	(12,246)	(19,481)	$7,235	(37.1)%
Equity in earnings of joint ventures	1,267	1,205	62	5.1%
Other, net	2	(12,401)	12,403	(100.0)%
Total other expense	$(10,977)	$(30,677)	$19,700	(64.2)%
The decrease in interest expense was primarily attributable to the debt refinancing of the first lien term loan and issuance of senior notes in October 2021 during the three months ended March 31, 2022. See Note 10, Indebtedness, of the consolidated financial statements for further information.
The increase in equity in earnings of joint ventures was primarily attributable to organic growth in both the acute and chronic portfolio of therapies.

Income Tax Expense

	For the three months ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Income tax expense	10,993	1,278	$9,715	760.2%

The Company maintains a valuation allowance against certain state net operating losses (“NOL”). The Company’s tax expense for the three months ended March 31, 2022 consists of quarterly tax liabilities attributable to state tax returns as well as recognized deferred federal and state tax expense. These tax expense items resulted in an effective tax rate of 26.6% during the three months ended March 31, 2022. During the three months ended March 31, 2021, the effective tax rate was negative 80.7%. The variance in the Company’s effective tax rate of 26.6% for the three months ended March 31, 2022 compared to the Company’s Federal statutory rate of 21% is primarily attributable to current and deferred state taxes as well as various non-deductible expenses. The variance in the Company’s effective tax rate of negative 80.7% for the three months ended March 31, 2021 compared to the Company’s Federal statutory rate of 21% is primarily attributable to the Company only recognizing certain deferred federal and state tax expense and current state tax expense while any tax benefits that would have otherwise been recognized were offset by the Company’s tax valuation allowance in effect during that period. The variance in the year-over-year effective tax rates is primarily attributable to the company not recognizing any tax benefit for the period ended March 31, 2021 because it maintained a full tax valuation allowance reserve against such benefits. This reserve was subsequently reversed during the three months ended December 31, 2021. Therefore, the reserve was not applicable in computing tax expense for the three months ended March 31, 2022, thus producing the effective tax rate variance year-over-year.

Net Income and Other Comprehensive Income

	For the three months ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net income	$30,275	$(2,861)	$33,136	(1,158.2)%
Other comprehensive income, net of tax:
Changes in unrealized gains on cash flow hedges, net of income taxes	11,070	4,081	6,989	171.3%
Other comprehensive income	$11,070	4,081	6,989	171.3%
Net comprehensive income	$41,345	$1,220	$40,125	3,288.9%
The change in net income (loss) was primarily attributable to organic growth from additional revenue related to the factors described in the above sections.
The change in unrealized gains on cash flow hedges, net of income taxes, was primarily related to the increase in fair market value of the $300.0 million interest rate cap hedge executed in October 2021. For the three months ended March 31, 2021, the change in unrealized gains on cash flow hedges, net of income taxes, primarily related to the increase in fair value on the $925.0 million notional swap; the swap expired in August 2021.
Net comprehensive income increased to $41.3 million for the three months ended March 31, 2022, compared to net comprehensive income of $1.2 million for the three months ended March 31, 2021, primarily as a result of the changes in net income, discussed above, further increased by the impact of the fair value of the interest rate cap hedge. For the three months ended March 31, 2021, the change in net comprehensive income was primarily related to the increase in fair value on the $925.0 million notional swap; the swap expired August 2021.

Liquidity and Capital Resources
For the three months ended March 31, 2022 and the twelve months ended December 31, 2021, the Company’s primary sources of liquidity were cash on hand of $145.6 million and $119.4 million, respectively, as well as the $167.9 million of borrowings available under its credit facilities (net of $7.1 million undrawn letters of credit issued and outstanding). During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company’s positive cash flows from operations enabled investments in pharmacy and information technology infrastructure to support growth and create additional capacity in the future, as well as pursue acquisitions.
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
Credit Facilities
The Company’s asset-based-lending (“ABL”) revolving credit facility provides for borrowings up to $175.0 million, which matures on October 27, 2026. The ABL Facility bears interest at a rate equal to, at the Borrowers’ election, either (i) a base rate determined in accordance with the ABL Credit Agreement plus an applicable margin, which is equal to between 0.25% and 0.75% based on the historical excess availability as a percentage of the Line Cap (as such term is defined in the ABL Credit Agreement) and (ii) LIBOR (or a comparable successor rate, with a floor of 0.00% per annum) plus an applicable margin, which is equal to between 1.25% and 1.75% based on the historical excess availability as a percentage of the Line Cap. The Company had $7.1 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL facility of $167.9 million as of March 31, 2022.

The principal balance of the first lien term loan is repayable in quarterly installments of $1.5 million plus interest, with a final payment of all remaining outstanding principal due on October 27, 2028. The quarterly principal payments commenced in March of 2022. Interest on the first lien term loan is payable monthly on either (i) LIBOR (or a comparable successor rate, with a floor of 0.50% per annum) plus an applicable margin of 2.75% for Eurocurrency Rate Loans and (ii) a base rate determined in accordance with the new first lien term loan agreement, plus 1.75% for Base Rate Loans.

The senior notes bear interest at a rate of 4.375% per annum, which are payable semi-annually in arrears on October 31 and April 30 of each year, commencing on April 30, 2022. The senior notes mature on October 31, 2029.

Interest payments over the course of long-term debt obligations total an estimated $293.8 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on the LIBOR rate as of March 31, 2022. Actual payments are based on changes in LIBOR and exclude the interest rate cap derivative instrument.

Cash Flows
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)	Variance

	(in thousands)
Net cash provided by operating activities	$32,681	$18,380	$14,301
Net cash used in investing activities	(5,359)	(3,123)	(2,236)
Net cash used in financing activities	(1,145)	(5,160)	4,015
Net increase in cash and cash equivalents	26,177	10,097	16,080
Cash and cash equivalents - beginning of period	119,423	99,265	20,158
Cash and cash equivalents - end of period	$145,600	$109,362	$36,238
Cash Flows from Operating Activities
The increase in cash flows provided by operating activities is primarily due to higher net income, decrease in interest expense due to the October 2021 debt refinancing, and timing of vendor payments during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Cash Flows from Investing Activities
The increase in cash flows used in investing activities is primarily due to the amount of investments in our pharmacies and infrastructure.
Cash Flows from Financing Activities
The decrease in cash used in financing activities is related to the current year repayments of the first term lien notes, which resulted in repayments of $1.5 million. The remaining change in financing activities was related to net proceeds from the January 2021 refinancing in the three months ended March 31, 2021 with no comparable activity in the three months ended March 31, 2022.

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
The company’s critical accounting policies and estimates as presented in our Annual report on 10-K for the year ended December 31, 2021 are hereby incorporated by reference.

Item 3.Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our exposure to market risk from those included in our Annual Report on Form 10-K for the year ended December 31, 2021, hereby incorporated by reference.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
 For a summary of legal proceedings, refer to Note 13, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included in Item 1 of this report.
Item 1A.Risk Factors
There have been no material changes to the risk factors affecting our business, financial condition or results of operations from those set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on form 10-K for the year ended December 31, 2021. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.
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

OPTION CARE HEALTH, INC.

Date: April 28, 2022	/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)