Form 10-Q
period 2022-06-30
Option Care Health, Inc.
filed 2022-07-27
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

On July 25, 2022, there were 181,861,467 shares of the registrant’s Common Stock outstanding.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to "Option Care Health," the “Company,” “we,” “us” and “our” refer to Option Care Health, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, including, without limitation, statements concerning our expectations regarding industry and macroeconomic trends and our operating performance. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “believe,” “project,” “estimate,” “expect,” “may,” “should,” “will” and similar references to future periods.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. If any of these risks materialize, or if any of our assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”). Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Form 10-Q. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date hereof. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I
FINANCIAL INFORMATION
Item 1.Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	(unaudited)
	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$204,046	$119,423
Accounts receivable, net	362,772	338,242
Inventories	231,766	183,095
Prepaid expenses and other current assets	78,555	69,496
Total current assets	877,139	710,256

NONCURRENT ASSETS:
Property and equipment, net	105,210	111,535
Operating lease right-of-use asset	73,461	74,777
Intangible assets, net	23,161	21,433
Referral sources	352,368	344,587
Goodwill	1,512,246	1,477,564
Deferred income taxes	2,256	27,033
Other noncurrent assets	40,071	23,733
Total noncurrent assets	2,108,773	2,080,662
TOTAL ASSETS	$2,985,912	$2,790,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$380,516	$279,246
Accrued compensation and employee benefits	58,307	83,503
Accrued expenses and other current liabilities	91,284	71,857
Current portion of operating lease liability	19,201	19,089
Current portion of long-term debt	6,000	6,000
Total current liabilities	555,308	459,695

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,059,017	1,059,900
Operating lease liability, net of current portion	73,148	74,492
Other noncurrent liabilities	13,445	20,945
Total noncurrent liabilities	1,145,610	1,155,337
Total liabilities	1,700,918	1,615,032

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 182,213,292 shares issued and 181,829,570 shares outstanding as of June 30, 2022; 180,309,637 shares issued and 179,925,915 shares outstanding as of December 31, 2021	18	18
Treasury stock; 383,722 shares outstanding, at cost, as of June 30, 2022 and December 31, 2021, respectively	(2,403)	(2,403)
Paid-in capital	1,168,052	1,138,855
Retained earnings	104,071	39,867
Accumulated other comprehensive income (loss)	15,256	(451)
Total stockholders’ equity	1,284,994	1,175,886
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,985,912	$2,790,918

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET REVENUE	$980,820	$860,272	$1,896,604	$1,619,509
COST OF REVENUE	763,920	661,304	1,478,768	1,255,068
GROSS PROFIT	216,900	198,968	417,836	364,441

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	141,787	134,257	275,756	254,297
Depreciation and amortization expense	16,037	16,619	30,759	32,958
Total operating expenses	157,824	150,876	306,515	287,255
OPERATING INCOME	59,076	48,092	111,321	77,186

OTHER INCOME (EXPENSE):
Interest expense, net	(12,765)	(17,236)	(25,011)	(36,717)
Equity in earnings of joint ventures	1,326	1,686	2,593	2,891
Other, net	1	5	3	(12,396)
Total other expense	(11,438)	(15,545)	(22,415)	(46,222)

INCOME BEFORE INCOME TAXES	47,638	32,547	88,906	30,964
INCOME TAX EXPENSE	13,709	731	24,702	2,009

NET INCOME	$33,929	$31,816	$64,204	$28,955

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized gains on cash flow hedges, net of income tax expense of $756, $0, $4,519, and $0, respectively	4,637	4,199	15,707	8,280
OTHER COMPREHENSIVE INCOME	4,637	4,199	15,707	8,280
NET COMPREHENSIVE INCOME	$38,566	$36,015	$79,911	$37,235

EARNINGS PER COMMON SHARE:
Earnings per share, basic	$0.19	$0.18	$0.36	$0.16
Earnings per share, diluted	$0.19	$0.18	$0.35	$0.16

Weighted average common shares outstanding, basic	180,621	179,843	180,293	179,826
Weighted average common shares outstanding, diluted	181,618	181,037	181,176	180,975

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,204	$28,955
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	33,249	35,705
Non-cash operating lease costs	9,988	5,766
Deferred income taxes - net	24,777	907
Loss on extinguishment of debt	—	12,403
Amortization of deferred financing costs	2,117	2,512
Equity in earnings of joint ventures	(2,593)	(2,891)
Stock-based incentive compensation expense	8,576	3,730
Capital distribution from equity method investments	1,000	—
Other adjustments	506	261
Changes in operating assets and liabilities:
Accounts receivable, net	(22,950)	(9,866)
Inventories	(48,671)	(14,651)
Prepaid expenses and other current assets	(5,235)	4,627
Accounts payable	100,924	26,532
Accrued compensation and employee benefits	(26,384)	(907)
Accrued expenses and other current liabilities	18,900	6,425
Operating lease liabilities	(11,032)	(8,277)
Other noncurrent assets and liabilities	(10,422)	803
Net cash provided by operating activities	136,954	92,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(10,055)	(6,808)
Business acquisitions, net of cash acquired	(59,897)	(18,852)
Net cash used in investing activities	(69,952)	(25,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options, vesting of restricted stock, and related tax withholdings	523	(78)
Proceeds from warrant exercises	20,098	—
Proceeds from issuance of debt	—	355,200
Repayments of debt	(3,000)	(5,888)
Retirement of debt	—	(352,009)
Deferred financing costs	—	(2,880)
Debt prepayment fees	—	(2,458)
Net cash provided by (used in) financing activities	17,621	(8,113)
NET INCREASE IN CASH AND CASH EQUIVALENTS	84,623	58,261
Cash and cash equivalents - beginning of the period	119,423	99,265
CASH AND CASH EQUIVALENTS - END OF PERIOD	$204,046	$157,526

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,793	$37,405
Cash paid for income taxes	$4,966	$1,168
Cash paid for operating leases	$12,435	$12,909

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance - December 31, 2020	$—	$18	$(2,403)	$1,129,312	$(100,031)	$(11,172)	$1,015,724
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(69)	—	—	(69)
Stock-based incentive compensation	—	—	—	1,205	—	—	1,205
Net loss	—	—	—	—	(2,861)	—	(2,861)
Other comprehensive income	—	—	—	—	—	4,081	4,081
Balance - March 31, 2021	$—	$18	$(2,403)	$1,130,448	$(102,892)	$(7,091)	$1,018,080
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(9)	—	—	(9)
Stock-based incentive compensation	—	—	—	2,525	—	—	2,525
Net income	—	—	—	—	31,816	—	31,816
Other comprehensive income	—	—	—	—	—	4,199	4,199
Balance at June 30, 2021	$—	$18	$(2,403)	$1,132,964	$(71,076)	$(2,892)	$1,056,611

Balance - December 31, 2021	$—	$18	$(2,403)	$1,138,855	$39,867	$(451)	$1,175,886
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	355	—	—	355
Stock-based incentive compensation	—	—	—	4,178	—	—	4,178
Net income	—	—	—	—	30,275	—	30,275
Other comprehensive income	—	—	—	—	—	11,070	11,070
Balance - March 31, 2022	$—	$18	$(2,403)	$1,143,388	$70,142	$10,619	$1,221,764
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	168	—	—	168
Exercise of warrants	—	—	—	20,098	—	—	20,098
Stock-based incentive compensation	—	—	—	4,398	—	—	4,398
Net income	—	—	—	—	33,929	—	33,929
Other comprehensive income	—	—	—	—	—	4,637	4,637
Balance - June 30, 2022	$—	$18	$(2,403)	$1,168,052	$104,071	$15,256	$1,284,994

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND PRESENTATION OF FINANCIAL STATEMENTS
Corporate Organization and Business — HC Group Holdings II, Inc. (“HC II”) was incorporated under the laws of the State of Delaware on January 7, 2015, with its sole shareholder being HC Group Holdings I, LLC (“HC I”). On April 7, 2015, HC I and HC II collectively acquired Walgreens Infusion Services, Inc. and its subsidiaries from Walgreen Co., and the business was rebranded as Option Care (“Option Care”).
On March 14, 2019, HC I and HC II entered into a definitive agreement (the “Merger Agreement”) to merge with and into a wholly-owned subsidiary of BioScrip, Inc. (“BioScrip”), a national provider of infusion and home care management solutions, along with certain other subsidiaries of BioScrip and HC II. The merger contemplated by the Merger Agreement (the “Merger”) was completed on August 6, 2019 (the “Merger Date”). The Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations with Option Care being considered the accounting acquirer and BioScrip being considered the legal acquirer. Following the close of the transaction, BioScrip was rebranded as Option Care Health, Inc. (“Option Care Health”, or the “Company”). The combined Company’s stock is listed on the Nasdaq Global Select Market as of June 30, 2022. HC I holds approximately 20.5% of the common stock of the Company.
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 97 full service pharmacies and 60 stand-alone infusion suites. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States and contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for interim financial reporting. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year. These unaudited condensed consolidated financial statements do not include all of the information and notes to the financial statements required by GAAP for complete financial statements and should be read in conjunction with the 2021 audited consolidated financial statements, including the notes thereto, as presented in our Form 10-K.
Principles of Consolidation — The Company’s unaudited condensed consolidated financial statements include the accounts of Option Care Health, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
The Company has investments in companies that are 50% owned and are accounted for as equity-method investments. The Company’s share of earnings from equity-method investments is included in the line entitled “Equity in earnings of joint ventures” in the unaudited condensed consolidated statements of comprehensive income. See Equity-Method Investments within Note 2, Summary of Significant Accounting Policies, for further discussion of the Company’s equity-method investments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Prepaid expenses and other current assets — Included in prepaid expenses and other current assets are rebates receivable from pharmaceutical and medical supply manufacturers of $47.0 million and $43.0 million as of June 30, 2022 and December 31, 2021, respectively. There were no other items included in prepaid expenses and other current assets that comprised 5% or more of total current assets.

Equity Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the balance of the investments were $21.7 million and $20.1 million, respectively. The balance of these investments is increased to reflect the Company’s capital contributions and equity in earnings of the investees. The balance of these investments is decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company’s proportionate share of earnings was $1.3 million and $2.6 million for the three and six months ended June 30, 2022, respectively. The Company’s proportionate share of earnings was $1.7 million and $2.9 million for the three and six months ended June 30, 2021, respectively. See Footnote 16, Related-Party Transactions, for discussion of related-party transactions with these investees.
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 15% and 15%, respectively, for the three and six months ended June 30, 2022. Revenue related to the Company’s largest payer was approximately 16% and 16% for the three and six months ended June 30, 2021. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three and six months ended June 30, 2022, approximately 12% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. For the three and six months ended June 30, 2021, approximately 12% and 12%, respectively of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of June 30, 2022 and December 31, 2021, approximately 11% and 11%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.

The Company does not require its patients nor other payers to carry collateral for any amounts owed for goods or services provided. Other than as discussed above, concentration of credit risk relating to trade accounts receivable is limited due to the Company’s diversity of patients and payers. Further, the Company generally does not provide charity care; however, Option Care Health offers a financial assistance program for patients that meet certain defined hardship criteria.
For the three and six months ended June 30, 2022, approximately 72% and 73%, respectively, of the Company’s pharmaceutical and medical supply purchases were from four vendors. For the three and six months ended June 30, 2021 approximately 64% and 65%, respectively, of the Company’s pharmaceutical and medical supply purchases were from three vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results. Although there remains some uncertainty regarding the COVID-19 pandemic, as of June 30, 2022 the Company has been able to maintain adequate levels of supplies and pharmaceuticals to support its operations.

3. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
Infinity Infusion Nursing LLC — In October 2021, pursuant to the equity purchase agreement dated October 1, 2021, the Company completed the acquisition of 100% of the equity interests in Infinity Infusion Nursing, LLC for a purchase price, net of cash acquired, of $59.6 million. The Company has finalized the purchase price allocation of the acquisition and no purchase accounting adjustments were made.
Wasatch Infusion LLC Acquisition — In December 2021, pursuant to the executed asset purchase agreement on December 29, 2021, the Company completed the acquisition of Wasatch Infusion LLC for a purchase price of $19.5 million. As of March 31, 2022, the Company finalized the purchase price allocation of the acquisition. Certain adjustments were made to preliminary valuation amounts related to accounts receivable, other assets and other assumed liabilities. The following is a final allocation of the consideration transferred to acquired identifiable assets and assumed liabilities (in thousands):

Amount
Accounts receivable	$2,688
Inventories	2,038
Intangible assets	4,245
Other assets	769
Accounts payable	(6,686)
Other assumed liabilities	(965)
Fair value Identifiable assets and liabilities	2,089
Goodwill (1)	17,366
Purchase Price	$19,455
(1) Goodwill is attributable to cost synergies from procurement and operational efficiencies and elimination of duplicative administrative costs.
Specialty Pharmacy Nursing Network, Inc. — In April 2022, pursuant to the equity purchase agreement dated February 7, 2022, the Company completed the acquisition of 100% of the equity interests in Specialty Pharmacy Nursing Network, Inc. (“SPNN”) for a purchase price, net of cash acquired, of $59.9 million.
The allocation of the purchase price of SPNN was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, with the total purchase price being allocated to the assets and liabilities acquired based on the relative fair value of each asset and liability. The following is a preliminary estimate of the allocation of the consideration transferred, open for accounts receivable and accounts payable, to acquired identifiable assets and assumed liabilities, net of cash acquired, as of June 30, 2022 (in thousands):

Amount
Accounts receivable	$2,303
Intangible assets	25,580
Other assets	600
Accrued compensation	(1,164)
Accounts payable and other liabilities	(1,168)
Fair value identifiable assets and liabilities	26,151
Goodwill (1)	33,746
Cash acquired	661
Purchase Price	60,558
Less: cash acquired	(661)
Purchase price, net of cash acquired	$59,897
    (1) Goodwill is attributable to cost synergies from operational efficiencies and establishing a more comprehensive clinical platform through the Company’s national infrastructure and SPNN’s nursing network.

4. REVENUE
The following table sets forth the net revenue earned by category of payer for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commercial payers	$851,915	$746,647	$1,638,192	$1,395,154
Government payers	119,385	102,581	234,590	200,422
Patients	9,520	11,044	23,822	23,933
Net revenue	$980,820	$860,272	$1,896,604	$1,619,509
5. INCOME TAXES
During the three and six months ended June 30, 2022, the Company recorded tax expense of $13.7 million and $24.7 million, respectively, which represents an effective tax rate of 28.8% and 27.8%, respectively. The variance in the Company’s effective tax rate of 28.8% and 27.8% for the three and six months ended June 30, 2022, respectively, compared to the federal statutory rate of 21% is primarily attributable to current and deferred state taxes as well as various non-deductible expenses. During the three and six months ended June 30, 2021, the Company recorded tax expense of $0.7 million and $2.0 million which represents an effective tax rate of 2.2% and 6.5%, respectively. The variance in the Company’s effective tax rate of 2.2% and 6.5% for the three and six months ended June 30, 2021, compared to the federal statutory rate of 21%, is primarily attributable to the Company only recognizing certain deferred federal and state tax expense and current state tax expense while any tax benefits that would have otherwise been recognized were offset by the Company’s tax valuation allowance in effect during that period.

The Company maintains a valuation allowance of $13.0 million against certain state net operating losses. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities, including the effect in available carryback and carryforward periods, projected taxable income and tax-planning strategies, in making this assessment. On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated.

The Company’s tax expense for the three and six months ended June 30, 2022 of $13.7 million and $24.7 million, respectively, consists of quarterly tax liabilities attributable to specific state taxing authorities as well as recognized deferred federal and state tax expense. The Company’s tax expense for the three and six months ended June 30, 2021 of $0.7 million and $2.0 million, respectively, consists of quarterly tax liabilities attributed to specific state taxing authorities as well as recognized deferred tax expense.

The Company has accumulated federal net operating loss carryovers that are subject to one or more Section 382 limitations. This may limit the Company’s ability to utilize its federal net operating losses.

6. EARNINGS PER SHARE
The Company presents basic and diluted earnings per share for its common stock. Basic earnings per share is calculated by dividing the net income of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined by adjusting the profit or loss and the weighted average number of shares of common stock outstanding for the effects of all potentially dilutive securities.
The earnings are used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the three and six months ended June 30, 2022 and 2021 includes the effect of shares that would be issued in connection with warrants, stock options and restricted stock awards, as these common stock equivalents are dilutive to the earnings per share recorded in those periods. For the three months ended June 30, 2022, there were 900,378 stock option awards and 136,568 restricted stock awards outstanding that were excluded from the calculation of earnings per share as they would be anti-dilutive. For the six months ended June 30, 2022, there were 836,957 stock option awards and 389,831 restricted stock awards outstanding that were excluded from the calculation of earnings per share as they would be anti-dilutive. For the three months ended June 30, 2021, there were 915,507 warrants and 547,310 stock option awards outstanding that were excluded from the calculation of earnings per share as they would be anti-dilutive. For the six months ended June 30, 2021, there were 915,507 warrants and 433,440 stock option awards outstanding that were excluded from the calculation of earnings per share as they would be anti-dilutive.
The following table presents the Company’s basic earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$33,929	$31,816	$64,204	$28,955
Denominator:
Weighted average number of common shares outstanding	180,621	179,843	180,293	179,826
Earnings per common share:
Earnings per common share, basic	$0.19	$0.18	$0.36	$0.16
The following table presents the Company’s diluted earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$33,929	$31,816	$64,204	$28,955
Denominator:
Weighted average number of common shares outstanding	180,621	179,843	180,293	179,826
Effect of dilutive securities	997	1,194	883	1,149
Weighted average number of common shares outstanding, diluted	181,618	181,037	181,176	180,975
Earnings per common share:
Earnings per common share, diluted	$0.19	$0.18	$0.35	$0.16

,

7. LEASES
During the three and six months ended June 30, 2022, the Company incurred operating lease expenses of $7.4 million and $14.8 million, respectively, including short-term lease expense, which were included as a component of selling, general and administrative expense in the unaudited condensed consolidated statements of comprehensive income. During the three and six months ended June 30, 2021, the Company incurred operating lease expenses of $6.9 million and $14.5 million, respectively, including short-term lease expense, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. As of June 30, 2022, the weighted-average remaining lease term was 6.7 years and the weighted-average discount rate was 5.10%.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2022	$14,539
2023	22,190
2024	16,215
2025	13,388
2026	10,416
Thereafter	34,835
Total lease payments	$111,583
Less: Interest	(19,234)
Present value of lease liabilities	$92,349
During the six months ended June 30, 2022, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flow of $8.4 million related to increases in the operating lease right-of-use assets and operating lease liabilities, respectively. During the six months ended June 30, 2021, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flow of $5.7 million related to increases in the operating lease right-of-use assets and operating lease liabilities, respectively. As of June 30, 2022, the Company did not have any significant operating or financing leases that had not yet commenced.

8. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Infusion pumps	$36,516	$34,547
Equipment, furniture and other	58,557	52,913
Leasehold improvements	96,799	92,229
Computer software, purchased and internally developed	33,969	30,744
Assets under development	14,721	19,924
	240,562	230,357
Less: accumulated depreciation	(135,352)	(118,822)
Property and equipment, net	$105,210	$111,535
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income, depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense in cost of revenue	$1,233	$1,369	$2,491	$2,747
Depreciation expense in operating expenses	7,371	7,589	14,559	15,188
Total depreciation expense	$8,604	$8,958	$17,050	$17,935

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill consists of the following activity for the three and six months June 30, 2022 (in thousands):

Balance at December 31, 2021	$1,477,564
Purchase accounting adjustments	936
Balance at March 31, 2022	1,478,500
Acquisitions	33,746
Balance at June 30, 2022	$1,512,246
There were no changes in the carrying amount of goodwill for the three or six months ended June 30, 2021.
The carrying amount and accumulated amortization of intangible assets consists of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Gross intangible assets:
Referral sources	$504,812	$482,200
Trademarks/names	38,172	47,718
Other amortizable intangible assets	634	1,037
Total gross intangible assets	543,618	530,955

Accumulated amortization:
Referral sources	(152,444)	(137,613)
Trademarks/names	(15,611)	(26,936)
Other amortizable intangible assets	(34)	(386)
Total accumulated amortization	(168,089)	(164,935)
Total intangible assets, net	$375,529	$366,020
Amortization expense for intangible assets was $8.7 million and $16.2 million for the three and six months ended June 30, 2022, respectively. Amortization expense for intangible assets was $9.0 million and $17.6 million for the three and six months ended June 30, 2021, respectively.

10. INDEBTEDNESS

Long-term debt consisted of the following as of June 30, 2022 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Asset-based-lending (“ABL”) facility	$—	$—	$—	$—
First Lien Term Loan	597,000	(8,966)	(12,443)	575,591
Senior Notes	500,000	—	(10,574)	489,426
	$1,097,000	$(8,966)	$(23,017)	1,065,017
Less: current portion				(6,000)
Total long-term debt				$1,059,017
Long-term debt consisted of the following as of December 31, 2021 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL facility	$—	$—	$—	$—
First Lien Term Loan	600,000	(9,605)	(13,331)	577,064
Senior Notes	500,000	—	(11,164)	488,836
	$1,100,000	$(9,605)	$(24,495)	1,065,900
Less: current portion				(6,000)
Total long-term debt				$1,059,900
The interest rate on the First Lien Term Loan was 3.81% and 3.25% as of June 30, 2022 and December 31, 2021, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 3.52% and 3.39% for the three and six months ended June 30, 2022, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 3.85% and 3.91% for the three and six months ended June 30, 2021, respectively. The interest rate on the Senior Notes was 4.375% as of both June 30, 2022 and December 31, 2021, respectively. The weighted average interest rate incurred on the Senior Secured Notes was 4.375% for both the three and six months ended June 30, 2022, respectively.
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2022	$3,000
2023	6,000
2024	6,000
2025	6,000
2026	6,000
Thereafter	1,070,000
Total	$1,097,000

During the three and six months ended June 30, 2022 and 2021, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 11, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of June 30, 2022 (in thousands):

Financial Instrument	Carrying Value as of June 30, 2022	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$575,591	$—	$571,628	$—
Senior Notes	489,426	—	430,000	—
Total debt instruments	$1,065,017	$—	$1,001,628	$—
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
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair value - Derivatives in asset position
Derivative	Balance Sheet Caption	June 30, 2022	December 31, 2021
Interest rate cap designated as cash flow hedge	Prepaid expenses and other current assets	$4,853	$—
Interest rate cap designated as cash flow hedge	Other noncurrent assets	14,771	—

	Fair value - Derivatives in liability position
Derivative	Balance Sheet Caption	June 30, 2022	December 31, 2021
Interest rate cap designated as cash flow hedge	Accrued expenses and other current liabilities	$—	$601

The gain associated with the change in the fair value of the effective portion of the hedging instrument are recorded into other comprehensive income. The following table presents the pre-tax gains from derivative instruments recognized in other comprehensive income in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative	2022	2021	2022	2021
Interest rate cap designated as cash flow hedge	$5,393	$—	$20,226	$—
Interest rate swaps designated as cash flow hedges	—	4,199	—	8,280
	$5,393	$4,199	$20,226	$8,280
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s unaudited condensed consolidated statements of comprehensive income related to the Company’s derivative instruments (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative	Income Statement Caption	2022	2021	2022	2021
Interest rate cap designated as cash flow hedge	Interest expense	$491	$—	$1,184	$—
Interest rate swaps designated as cash flow hedges	Interest expense	—	(4,246)	$—	$(8,395)
Interest rate swaps not designated as hedges	Interest expense	—	(1)	—	(2)
		$491	$(4,247)	$1,184	$(8,397)

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
There were no other assets or liabilities measured at fair value at June 30, 2022 and December 31, 2021.
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

14. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by the BioScrip stockholders on May 3, 2018 and amended and restated on May 19, 2021, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors, resulting in a total of 9,101,734 shares of common stock are authorized for issuance. The 2018 plan is administered by the Company’s Compensation Committee, a standing committee of the Board of Directors. The Company had stock options, restricted stock and performance stock units outstanding related to the 2018 Plan as of June 30, 2022. During the three and six months ended June 30, 2022, total stock-based incentive compensation expense recognized by the Company related to these plans was $4.4 million and $8.6 million, respectively. During the three and six months ended June 30, 2021, total stock-based incentive compensation expense recognized by the Company related to these plans was $2.5 million and $3.7 million, respectively.
15. STOCKHOLDERS’ EQUITY
2017 Warrants — During the three and six months ended June 30, 2022, warrant holders elected to exercise 1,130,089 warrants to purchase shares of common stock. During the three and six months ended June 30, 2021, warrant holders did not elect to exercise any warrants to purchase shares of common stock. As of June 30, 2022 and December 31, 2021, the remaining warrant holders are entitled to purchase 240,188 and 1,370,277 shares of common stock, respectively.
2015 Warrants — During the three and six months ended June 30, 2022, warrant holders elected to exercise 868,304 warrants to purchase shares of common stock. During the three and six months ended June 30, 2021, warrant holders did not elect to exercise any warrants to purchase shares of common stock. As of June 30, 2022 and December 31, 2021, the remaining warrant holders are entitled to purchase 47,199 and 915,503 shares of common stock, respectively.
16. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $0.9 million and $1.8 million for the three and six months ended June 30, 2022, respectively. The Company recorded management fee income of $0.9 million and $1.7 million for the three and six months ended June 30, 2021, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income. During the three and six months ended June 30, 2022, the Company received $1.0 million in distributions from the investees. During the three and six months ended June 30, 2021, the Company did not receive a distribution from the investees.
The Company had amounts due to its joint ventures of $0.7 million as of June 30, 2022. Payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. The Company also had amounts due to its joint ventures of $1.4 million as of December 31, 2021. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to "Option Care Health," the “Company,” “we,” “us” and “our” refer to Option Care Health, Inc. and its consolidated subsidiaries. Management’s discussion and analysis of financial condition and results of operations (MD&A) is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial condition. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Form 10-Q”). Certain statements in this Item 2 of Part I of this Form 10-Q, and in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Form 10-K”), may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements.
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 157 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists, work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, bleeding disorder therapies, immunoglobulin therapy, and other therapies for chronic and acute conditions.
HC Group Holdings II, Inc. (“HC II”) was incorporated under the laws of the State of Delaware on January 7, 2015, with its sole shareholder being HC Group Holdings I, LLC. (“HC I”). On April 7, 2015, HC I and HC II collectively acquired Walgreens Infusion Services, Inc. and its subsidiaries from Walgreen Co., and the business was rebranded as Option Care, Inc. (“Option Care”). On March 14, 2019, HC I and HC II entered into a definitive agreement (the “Merger Agreement”) to merge with and into a wholly-owned subsidiary of BioScrip, Inc. (“BioScrip”) (the “Merger”), a national provider of infusion and home care management solutions, which was completed on August 6, 2019 (the “Merger Date”). The Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations with Option Care being considered the accounting acquirer and BioScrip being considered the legal acquirer. Following the close of the transaction, BioScrip was rebranded as Option Care Health, Inc. and the combined company’s common stock, par value $0.0001, is listed on the Nasdaq Capital Market under the ticker symbol “OPCH”.

Update on the Impact of the COVID-19 Pandemic
The primary operations of the Company focus on providing infusion therapy services and based on the recent impact of the pandemic across the healthcare ecosystem, the Company began experiencing a related impact across a number of facets beginning in March 2020. The Company has been disrupted by both positive and negative referral patterns, experienced challenges in our staffing, increased pricing and ability to procure personal protection equipment, supplies and key drugs. The Company anticipates that the pandemic could affect its operations for an extended period; however, at this time it cannot confidently forecast the duration nor the ultimate financial impact on its operations.
See Item 1A. “Risk Factors” under the caption “The COVID-19 pandemic and other pandemic events could adversely impact our business operations, results of operations, cash flows and financial position” included in our Form 10-K for further discussion of risks.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three and six months ended June 30, 2022 and 2021.
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

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three and six months ended June 30, 2022 and June 30, 2021 (in thousands, except for percentages):

	For the three months ended				For the six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$980,820	100.0%	$860,272	100.0%	$1,896,604	100.0%	$1,619,509	100.0%
COST OF REVENUE	763,920	77.9%	661,304	76.9%	1,478,768	78.0%	1,255,068	77.5%
GROSS PROFIT	216,900	22.1%	198,968	23.1%	417,836	22.0%	364,441	22.5%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	141,787	14.5%	134,257	15.6%	275,756	14.5%	254,297	15.7%
Depreciation and amortization expense	16,037	1.6%	16,619	1.9%	30,759	1.6%	32,958	2.0%
Total operating expenses	157,824	16.1%	150,876	17.5%	306,515	16.2%	287,255	17.7%
OPERATING INCOME	59,076	6.0%	48,092	5.6%	111,321	5.9%	77,186	4.8%

OTHER INCOME (EXPENSE):
Interest expense, net	(12,765)	(1.3)%	(17,236)	(2.0)%	(25,011)	(1.3)%	(36,717)	(2.3)%
Equity in earnings of joint ventures	1,326	0.1%	1,686	0.2%	2,593	0.1%	2,891	0.2%
Other, net	1	—%	5	—%	3	—%	(12,396)	(0.8)%
Total other expense	(11,438)	(1.2)%	(15,545)	(1.8)%	(22,415)	(1.2)%	(46,222)	(2.9)%

INCOME BEFORE INCOME TAXES	47,638	4.9%	32,547	3.8%	88,906	4.7%	30,964	1.9%
INCOME TAX EXPENSE	13,709	1.4%	731	0.1%	24,702	1.3%	2,009	0.1%
NET INCOME	$33,929	3.5%	$31,816	3.7%	$64,204	3.4%	$28,955	1.8%

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized gains on cash flow hedges, net of income tax expense of $756, $0, $4,519, and $0, respectively	$4,637	0.5%	$4,199	0.5%	$15,707	0.8%	$8,280	0.5%
OTHER COMPREHENSIVE INCOME	$4,637	0.5%	$4,199	0.5%	$15,707	0.8%	$8,280	0.5%
NET COMPREHENSIVE INCOME	$38,566	3.9%	$36,015	4.2%	$79,911	4.2%	$37,235	2.3%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three months ended June 30, 2022 and 2021.
Gross Profit

	For the three months ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net revenue	$980,820	$860,272	$120,548	14.0%
Cost of revenue	763,920	661,304	102,616	15.5%
Gross profit	$216,900	$198,968	$17,932	9.0%
Gross profit margin	22.1%	23.1%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had low single digit growth relative to the prior year while chronic revenue grew in the mid-teens. Acquisition related growth accounted for approximately 2% and 3% of the increase in net revenue and gross profit, respectively. The increase in cost of revenue was driven by the growth in revenue. The increase in gross profit was primarily related to contribution margin from the increase in net revenue. Gross profit margin decreased from prior year due to the impact of mix shift toward lower margin Chronic therapies and impact of inflation and rising fuel costs.

Operating Expenses

	For the three months ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$141,787	$134,257	$7,530	5.6%
Depreciation and amortization expense	16,037	16,619	(582)	(3.5)%
Total operating expenses	$157,824	$150,876	$6,948	4.6%
The increase in selling, general and administrative expenses is primarily due to salaries and benefits as a result of acquired team members and inflationary pressures, but has decreased as a percentage of revenue to 14.5% for the three months ended June 30, 2022 as compared to 15.6% for the three months ended June 30, 2021, as our revenue has grown at a faster pace than our selling, general and administrative expenses.
The decrease in depreciation and amortization expense is primarily attributed to certain intangible assets whose useful life expired.

Other Income (Expense)

	For the three months ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Interest expense, net	$(12,765)	$(17,236)	$4,471	(25.9)%
Equity in earnings of joint ventures	1,326	1,686	(360)	(21.4)%
Other, net	1	5	(4)	(80.0)%
Total other expense	$(11,438)	$(15,545)	$4,107	(26.4)%

The decrease in interest expense during the three months ended June 30, 2022 was primarily attributable to the debt refinancing of the First Lien Term Loan and issuance of Senior Notes in October 2021. See Note 10, Indebtedness, of the consolidated financial statements for further information.
The decrease in equity in earnings of joint ventures was primarily attributable to the performance of the joint ventures.

Income Tax Expense

	For the three months ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Income tax expense	$13,709	$731	$12,978	1,775.4%

The Company maintains a valuation allowance of $13.0 million against certain state net operating losses (“NOLs”). The Company’s tax expense for the three months ended June 30, 2022 consists of quarterly tax liabilities attributable to state tax returns as well as recognized deferred federal and state tax expense. These tax expense items resulted in an effective tax rate of 28.8% during the three months ended June 30, 2022. During the three months ended June 30, 2021, the effective tax rate was 2.2%. The variance in the Company’s effective tax rate of 28.8% for the three months ended June 30, 2022 compared to the federal statutory rate of 21% is primarily attributable to current and deferred state taxes as well as various non-deductible expenses. The variance in the Company’s effective tax rate of 2.2% for the three months ended June 30, 2021 compared to the federal statutory rate of 21% is primarily attributable to the Company only recognizing certain deferred federal and state tax expense and current state tax expense while any tax benefits that would have otherwise been recognized were offset by the Company’s tax valuation allowance in effect during that period. The variance in the year-over-year effective tax rates is primarily attributable to the Company not recognizing any tax benefit for the period ended June 30, 2021 because it maintained a full tax valuation allowance reserve against such benefits. This reserve was subsequently reversed during the three months ended December 31, 2021, with the exception of the $13.0 million allowance noted above. Therefore, the reserve was not applicable in computing tax expense for the three months ended June 30, 2022, thus producing the effective tax rate variance year-over-year.

Net Income and Other Comprehensive Income

	For the three months ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net income	$33,929	$31,816	$2,113	6.6%
Other comprehensive income, net of tax:
Changes in unrealized gains on cash flow hedges, net of income taxes	4,637	4,199	438	10.4%
Other comprehensive income	$4,637	4,199	438	10.4%
Net comprehensive income	$38,566	$36,015	$2,551	7.1%

The change in net income was primarily attributable to organic growth from additional revenue related to the factors described in the above sections.
For the three months ended June 30, 2022, the change in unrealized gains on cash flow hedges, net of income taxes, was primarily related to the increase in fair market value of the $300.0 million interest rate cap hedge executed in October 2021. For the three months ended June 30, 2021, the change in unrealized gains on cash flow hedges, net of income taxes, primarily related to the increase in fair value on the $925.0 million notional swap; the swap expired in August 2021.
Net comprehensive income increased to $38.6 million for the three months ended June 30, 2022, compared to net comprehensive income of $36.0 million for the three months ended June 30, 2021, primarily as a result of the changes in net income, discussed above, further increased by the impact of the fair value of the interest rate cap hedge.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the six months ended June 30, 2022 and 2021.
Gross Profit

	For the six months ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net revenue	$1,896,604	$1,619,509	$277,095	17.1%
Cost of revenue	1,478,768	1,255,068	223,700	17.8%
Gross profit	$417,836	$364,441	$53,395	14.7%
Gross profit margin	22.0%	22.5%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had mid single digit growth relative to the prior year while chronic revenue grew in the low-twenties. Acquisition related growth accounted for approximately 2% and 3% of the increase in net revenue and gross profit, respectively. The increase in cost of revenue was driven by the growth in revenue. The increase in gross profit was primarily related to contribution margin from the increase in net revenue. Gross profit margin decreased from prior year due to the impact of mix shift toward lower margin Chronic therapies and impact of inflation and rising fuel costs.

Operating Expenses

	For the six months ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$275,756	$254,297	$21,459	8.4%
Depreciation and amortization expense	30,759	32,958	(2,199)	(6.7)%
Total operating expenses	$306,515	$287,255	$19,260	6.7%
The increase in selling, general and administrative expenses is primarily due to salaries and benefits as a result of acquired team members and inflationary pressures, but has decreased as a percentage of revenue to 14.5% for the six months ended June 30, 2022 as compared to 15.7% for the six months ended June 30, 2021, as our revenue has grown at a faster pace than our selling, general and administrative expenses.
The decrease in depreciation and amortization expense is primarily attributed to certain intangible assets whose useful life expired.

Other Income (Expense)

	For the six months ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Interest expense, net	$(25,011)	$(36,717)	$11,706	(31.9)%
Equity in earnings of joint ventures	2,593	2,891	(298)	(10.3)%
Other, net	3	(12,396)	12,399	(100.0)%
Total other expense	$(22,415)	$(46,222)	$23,807	(51.5)%
The decrease in interest expense during the six months ended June 30, 2022 was primarily attributable to the debt refinancing of the First Lien Term Loan and issuance of Senior Notes in October 2021. See Note 10, Indebtedness, of the consolidated financial statements for further information.
The decrease in equity in earnings of joint ventures was primarily attributable to the performance of the joint ventures.
The change in other, net is due to the loss on extinguishment of debt incurred in conjunction with the January 2021 debt refinancing and included in the results for the six months ended June 30, 2021. There was no comparable activity during the six months ended June 30, 2022.
Income Tax Expense

	For the six months ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Income tax expense	$24,702	$2,009	$22,693	1,129.6%
The Company maintains a valuation allowance of $13.0 million against certain state NOLs. The Company’s tax expense for the six months ended June 30, 2022 consists of quarterly tax liabilities attributable to state tax returns as well as recognized deferred federal and state tax expense. These tax expense items resulted in an effective tax rate of 27.8% during the six months ended June 30, 2022. During the six months ended June 30, 2021, the effective tax rate was 6.5%. The variance in the Company’s effective tax rate of 27.8% for the six months ended June 30, 2022 compared to the federal statutory rate of 21% is primarily attributable to current and deferred state taxes as well as various non-deductible expenses. The variance in the Company’s effective tax rate of 6.5% for the six months ended June 30, 2021 compared to the federal statutory rate of 21% is primarily attributable to the Company only recognizing certain deferred federal and state tax expense and current state tax expense while any tax benefits that would have otherwise been recognized were offset by the Company’s tax valuation allowance in effect during that period. The variance in the year-over-year effective tax rates is primarily attributable to the Company not recognizing any tax benefit for the period ended June 30, 2021 because it maintained a full tax valuation allowance reserve against such benefits. This reserve was subsequently reversed during the three months ended December 31, 2021, with the exception of the $13.0 million allowance noted above. Therefore, the reserve was not applicable in computing tax expense for the six months ended June 30, 2022, thus producing the effective tax rate variance year-over-year.

Net Income and Other Comprehensive Income

	For the six months ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	Variance

	(in thousands, except for percentages)
Net income	$64,204	$28,955	$35,249	121.7%
Other comprehensive income, net of tax:
Changes in unrealized gains on cash flow hedges, net of income taxes	15,707	8,280	7,427	89.7%
Other comprehensive income	$15,707	8,280	7,427	89.7%
Net comprehensive income	$79,911	$37,235	$42,676	114.6%

The change in net income was primarily attributable to organic growth from additional revenue related to the factors described in the above sections.
For the six months ended June 30, 2022, the change in unrealized gains on cash flow hedges, net of income taxes, was related to the increase in fair market value of the $300.0 million interest rate cap hedge executed in October 2021. For the six months ended June 30, 2021, the change in unrealized gains on cash flow hedges, net of income taxes, primarily related to the increase in fair value on the $925.0 million notional swap; the swap expired in August 2021.
Net comprehensive income increased to $79.9 million for the six months ended June 30, 2022, compared to net comprehensive income of $37.2 million for the six months ended June 30, 2021, primarily as a result of the changes in net income, discussed above, further increased by the impact of the fair value of the interest rate cap hedge.

Liquidity and Capital Resources
For the six months ended June 30, 2022 and the twelve months ended December 31, 2021, the Company’s primary sources of liquidity were cash on hand of $204.0 million and $119.4 million, respectively, as well as $168.3 million of borrowings available under its credit facilities (net of $6.7 million undrawn letters of credit issued and outstanding). During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company’s positive cash flows from operations enabled investments in pharmacy and information technology infrastructure to support growth and create additional capacity in the future, as well as to pursue acquisitions.
The Company’s primary uses of cash include supporting our ongoing business activities, investment in capital expenditures in both facilities and technology, and the pursuit of acquisitions. Ongoing operating cash outflows are associated with procuring and dispensing drugs, personnel and other costs associated with servicing patients, as well as paying cash interest on outstanding debt. Ongoing investing cash flows are primarily associated with capital projects related to business acquisitions, the improvement and maintenance of our pharmacy facilities and investment in our information technology systems. Ongoing financing cash flows are primarily associated with the proceeds of warrant exercises, along with quarterly principal payments on our outstanding debt.
Our business strategy includes the deployment of capital to pursue acquisitions that complement our existing operations. We continue to evaluate acquisition opportunities and view acquisitions as a key part of our growth strategy. The Company historically has funded its acquisitions with cash with the exception of the Merger. The Company may require additional capital in excess of current availability in order to complete future acquisitions. It is impossible to predict the amount of capital that may be required for acquisitions, and there is no assurance that sufficient financing for these activities will be available on acceptable terms.

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
Credit Facilities
The Company’s asset-based-lending revolving credit facility provides for borrowings up to $175.0 million, which matures on October 27, 2026 (the “ABL Facility”). The ABL Facility bears interest at a rate equal to, at the Borrowers’ election, either (i) a base rate determined in accordance with the ABL Credit Agreement plus an applicable margin, which is equal to between 0.25% and 0.75% based on the historical excess availability as a percentage of the Line Cap (as such term is defined in the ABL Credit Agreement) and (ii) LIBOR (or a comparable successor rate, with a floor of 0.00% per annum) plus an applicable margin, which is equal to between 1.25% and 1.75% based on the historical excess availability as a percentage of the Line Cap. The Company had $6.7 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL Facility of $168.3 million as of June 30, 2022.

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

The Senior Notes bear interest at a rate of 4.375% per annum, which are payable semi-annually in arrears on October 31 and April 30 of each year, and which began on April 30, 2022. The Senior Notes mature on October 31, 2029.

Interest payments over the course of long-term debt obligations total an estimated $304.1 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on the LIBOR rate as of June 30, 2022. Actual payments are based on changes in LIBOR and exclude the interest rate cap derivative instrument.

Cash Flows
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2022	2021
	(unaudited)	(unaudited)	Variance

	(in thousands)
Net cash provided by operating activities	$136,954	$92,034	$44,920
Net cash used in investing activities	(69,952)	(25,660)	(44,292)
Net cash provided by (used in) financing activities	17,621	(8,113)	25,734
Net increase in cash and cash equivalents	84,623	58,261	26,362
Cash and cash equivalents - beginning of period	119,423	99,265	20,158
Cash and cash equivalents - end of period	$204,046	$157,526	$46,520
Cash Flows from Operating Activities
The increase in cash flows provided by operating activities is primarily due to higher net income, decrease in interest expense due to the October 2021 debt refinancings, timing of vendor payments, and deferred income taxes, which were partially offset by changes in accounts receivable, inventory, and certain accruals during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Cash Flows from Investing Activities
The increase in cash flows used in investing activities is primarily due to the acquisition of SPNN made within the six months ended June 30, 2022, as compared to the acquisition of Biocure made within the six months ended June 30, 2021.
Cash Flows from Financing Activities
The increase in cash provided in financing activities is related to the proceeds from warrant exercises during the six months ended June 30, 2022, with no comparable activity during the six months ended June 30, 2021. Additionally, the cash used in financing activities for the six months ended June 30, 2021 is related to the January 2021 debt refinancing, with no comparable activity during the six months ended June 30, 2022.

Critical Accounting Policies and Estimates
The Company prepares its unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”), which requires the Company to make estimates and assumptions. The Company evaluates its estimates and assumptions on an ongoing basis. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying values of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period presented. The Company’s actual results may differ from these estimates, and different assumptions or conditions may yield different estimates.
There have been no material changes to the Company’s critical accounting policies and estimates as presented in our Form 10-K, which are hereby incorporated by reference.

Item 3.Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our exposure to market risk from those included in our Annual Report on Form 10-K for the year ended December 31, 2021, which is hereby incorporated by reference.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
 For a summary of legal proceedings, refer to Note 13, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
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

OPTION CARE HEALTH, INC.

Date: July 27, 2022	/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)