Form 10-Q
period 2022-09-30
Option Care Health, Inc.
filed 2022-10-27
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

On October 25, 2022, there were 181,900,930 shares of the registrant’s Common Stock outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1.Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$255,468	$119,423
Accounts receivable, net	364,187	338,242
Inventories	236,020	183,095
Prepaid expenses and other current assets	96,289	69,496
Total current assets	951,964	710,256

NONCURRENT ASSETS:
Property and equipment, net	96,312	111,535
Operating lease right-of-use asset	72,369	74,777
Intangible assets, net	23,066	21,433
Referral sources	349,487	344,587
Goodwill	1,533,043	1,477,564
Deferred income taxes	—	27,033
Other noncurrent assets	47,022	23,733
Total noncurrent assets	2,121,299	2,080,662
TOTAL ASSETS	$3,073,263	$2,790,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$409,737	$279,246
Accrued compensation and employee benefits	58,014	83,503
Accrued expenses and other current liabilities	93,803	71,857
Current portion of operating lease liability	19,246	19,089
Current portion of long-term debt	6,000	6,000
Total current liabilities	586,800	459,695

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,058,606	1,059,900
Operating lease liability, net of current portion	71,864	74,492
Deferred income taxes	10,598	—
Other noncurrent liabilities	8,060	20,945
Total noncurrent liabilities	1,149,128	1,155,337
Total liabilities	1,735,928	1,615,032

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 182,284,651 shares issued and 181,900,929 shares outstanding as of September 30, 2022; 180,309,637 shares issued and 179,925,915 shares outstanding as of December 31, 2021	18	18
Treasury stock; 383,722 shares outstanding, at cost, as of September 30, 2022 and December 31, 2021, respectively	(2,403)	(2,403)
Paid-in capital	1,172,315	1,138,855
Retained earnings	142,894	39,867
Accumulated other comprehensive income (loss)	24,511	(451)
Total stockholders’ equity	1,337,335	1,175,886
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,073,263	$2,790,918

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET REVENUE	$1,020,918	$891,937	$2,917,522	$2,511,446
COST OF REVENUE	802,917	688,969	2,281,685	1,944,037
GROSS PROFIT	218,001	202,968	635,837	567,409

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	142,015	134,633	417,771	388,930
Depreciation and amortization expense	15,268	15,452	46,027	48,410
Total operating expenses	157,283	150,085	463,798	437,340
OPERATING INCOME	60,718	52,883	172,039	130,069

OTHER INCOME (EXPENSE):
Interest expense, net	(13,997)	(16,000)	(39,008)	(52,717)
Equity in earnings of joint ventures	1,472	1,676	4,065	4,567
Other, net	3,888	4	3,891	(12,392)
Total other expense	(8,637)	(14,320)	(31,052)	(60,542)

INCOME BEFORE INCOME TAXES	52,081	38,563	140,987	69,527
INCOME TAX EXPENSE	13,258	3,087	37,960	5,096

NET INCOME	$38,823	$35,476	$103,027	$64,431

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized gains on cash flow hedges, net of income tax expense of $1,398, $0, $5,917, and $0, respectively	9,255	2,892	24,962	11,172
OTHER COMPREHENSIVE INCOME	9,255	2,892	24,962	11,172
NET COMPREHENSIVE INCOME	$48,078	$38,368	$127,989	$75,603

EARNINGS PER COMMON SHARE:
Earnings per share, basic	$0.21	$0.20	$0.57	$0.36
Earnings per share, diluted	$0.21	$0.20	$0.57	$0.36

Weighted average common shares outstanding, basic	181,884	179,872	180,829	179,841
Weighted average common shares outstanding, diluted	183,022	181,430	181,760	181,055

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,027	$64,431
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	49,723	52,820
Non-cash operating lease costs	14,451	11,137
Deferred income taxes - net	37,631	1,180
Loss on extinguishment of debt	—	12,403
Amortization of deferred financing costs	3,206	3,821
Equity in earnings of joint ventures	(4,065)	(4,567)
Stock-based incentive compensation expense	12,581	6,246
Capital distribution from equity method investments	2,500	1,250
Other adjustments	695	1,372
Changes in operating assets and liabilities:
Accounts receivable, net	(23,153)	(27,310)
Inventories	(52,749)	(31,472)
Prepaid expenses and other current assets	(10,335)	5,958
Accounts payable	129,859	35,648
Accrued compensation and employee benefits	(26,711)	5,777
Accrued expenses and other current liabilities	19,495	18,353
Operating lease liabilities	(15,372)	(14,620)
Other noncurrent assets and liabilities	(16,691)	832
Net cash provided by operating activities	224,092	143,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(17,111)	(11,744)
Business acquisitions, net of cash acquired	(87,315)	(18,852)
Net cash used in investing activities	(104,426)	(30,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options, vesting of restricted stock, and related tax withholdings	(37)	(93)
Proceeds from warrant exercises	20,916	—
Proceeds from issuance of debt	—	355,200
Repayments of debt	(4,500)	(8,832)
Retirement of debt	—	(352,009)
Deferred financing costs	—	(2,880)
Debt prepayment fees	—	(2,458)
Net cash provided by (used in) financing activities	16,379	(11,072)
NET INCREASE IN CASH AND CASH EQUIVALENTS	136,045	101,591
Cash and cash equivalents - beginning of the period	119,423	99,265
CASH AND CASH EQUIVALENTS - END OF PERIOD	$255,468	$200,856

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,578	$52,002
Cash paid for income taxes	$6,690	$2,719
Cash paid for operating leases	$18,964	$19,631

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance - December 31, 2020	$—	$18	$(2,403)	$1,129,312	$(100,031)	$(11,172)	$1,015,724
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(69)	—	—	(69)
Stock-based incentive compensation	—	—	—	1,205	—	—	1,205
Net loss	—	—	—	—	(2,861)	—	(2,861)
Other comprehensive income	—	—	—	—	—	4,081	4,081
Balance - March 31, 2021	$—	$18	$(2,403)	$1,130,448	$(102,892)	$(7,091)	$1,018,080
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(9)	—	—	(9)
Stock-based incentive compensation	—	—	—	2,525	—	—	2,525
Net income	—	—	—	—	31,816	—	31,816
Other comprehensive income	—	—	—	—	—	4,199	4,199
Balance at June 30, 2021	$—	$18	$(2,403)	$1,132,964	$(71,076)	$(2,892)	$1,056,611
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(15)	—	—	(15)
Stock-based incentive compensation	—	—	—	2,516	—	—	2,516
Net income	—	—	—	—	35,476	—	35,476
Other comprehensive income	—	—	—	—	—	2,892	2,892
Balance at September 30, 2021	$—	$18	$(2,403)	$1,135,465	$(35,600)	$—	$1,097,480

Balance - December 31, 2021	$—	$18	$(2,403)	$1,138,855	$39,867	$(451)	$1,175,886
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	355	—	—	355
Stock-based incentive compensation	—	—	—	4,178	—	—	4,178
Net income	—	—	—	—	30,275	—	30,275
Other comprehensive income	—	—	—	—	—	11,070	11,070
Balance - March 31, 2022	$—	$18	$(2,403)	$1,143,388	$70,142	$10,619	$1,221,764
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	168	—	—	168
Exercise of warrants	—	—	—	20,098	—	—	20,098
Stock-based incentive compensation	—	—	—	4,398	—	—	4,398
Net income	—	—	—	—	33,929	—	33,929
Other comprehensive income	—	—	—	—	—	4,637	4,637
Balance - June 30, 2022	$—	$18	$(2,403)	$1,168,052	$104,071	$15,256	$1,284,994
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(560)	—	—	(560)
Exercise of warrants	—	—	—	818	—	—	818
Stock-based incentive compensation	—	—	—	4,005	—	—	4,005
Net income	—	—	—	—	38,823	—	38,823
Other comprehensive income	—	—	—	—	—	9,255	9,255
Balance - September 30, 2022	$—	$18	$(2,403)	$1,172,315	$142,894	$24,511	$1,337,335

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
On March 14, 2019, HC I and HC II entered into a definitive agreement (the “Merger Agreement”) to merge with and into a wholly-owned subsidiary of BioScrip, Inc. (“BioScrip”), a national provider of infusion and home care management solutions, along with certain other subsidiaries of BioScrip and HC II. The merger contemplated by the Merger Agreement (the “Merger”) was completed on August 6, 2019 (the “Merger Date”). The Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations with Option Care being considered the accounting acquirer and BioScrip being considered the legal acquirer. Following the close of the transaction, BioScrip was rebranded as Option Care Health, Inc. (“Option Care Health”, or the “Company”). The combined Company’s stock is listed on the Nasdaq Global Select Market as of September 30, 2022. During the three and nine months ended September 30, 2022, HC I completed a secondary offering of 11,000,000 shares of common stock. Following this offering, HC I holds approximately 14.4% of the common stock of the Company.
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 97 full service pharmacies and 64 stand-alone infusion suites. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services.
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
Prepaid Expenses and Other Current Assets — Included in prepaid expenses and other current assets are rebates receivable from pharmaceutical and medical supply manufacturers of $46.4 million and $43.0 million as of September 30, 2022 and December 31, 2021, respectively. There were no other items included in prepaid expenses and other current assets that comprised 5% or more of total current assets. As of September 30, 2022, the Company determined that certain assets related to the respiratory therapy and durable medical equipment business met the applicable criteria as being held for sale. As of September 30, 2022, $9.5 million of assets held for sale and $2.0 million of liabilities held for sale were classified in prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, in the condensed consolidated balance sheets. The assets and liabilities were classified as held for sale at the lower of their carrying amount or fair values less cost to sell. In October 2022, the Company entered into a definitive agreement to sell these assets. The Company expects to close the transaction within the fourth quarter of fiscal year 2022.

Equity Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the balance of the investments was $21.7 million and $20.1 million, respectively. The balance of these investments is increased to reflect the Company’s capital contributions and equity in earnings of the investees. The balance of these investments is decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company’s proportionate share of earnings was $1.5 million and $4.1 million for the three and nine months ended September 30, 2022, respectively, and $1.7 million and $4.6 million for the three and nine months ended September 30, 2021, respectively. See Note 16, Related-Party Transactions, for discussion of related-party transactions with these investees.
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 14% and 15% for the three and nine months ended September 30, 2022, respectively. Revenue related to the Company’s largest payer was approximately 16% and 16% for the three and nine months ended September 30, 2021, respectively. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three and nine months ended September 30, 2022, approximately 12% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. For the three and nine months ended September 30, 2021, approximately 12% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of September 30, 2022 and December 31, 2021, approximately 11% and 11%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.

The Company does not require its patients or other payers to carry collateral for any amounts owed for goods or services provided. Other than as discussed above, concentration of credit risk relating to trade accounts receivable is limited due to the Company’s diversity of patients and payers. Further, the Company generally does not provide charity care; however, Option Care Health offers a financial assistance program for patients that meet certain defined hardship criteria.
For the three and nine months ended September 30, 2022, approximately 74% and 73%, respectively, of the Company’s pharmaceutical and medical supply purchases were from four vendors. For the three and nine months ended September 30, 2021, approximately 65% and 65%, respectively, of the Company’s pharmaceutical and medical supply purchases were from three vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results. Although there remains some uncertainty regarding the COVID-19 pandemic, as of September 30, 2022, the Company has been able to maintain adequate levels of supplies and pharmaceuticals to support its operations.

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
The allocation of the purchase price of SPNN was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, with the total purchase price being allocated to the assets and liabilities acquired based on the relative fair value of each asset and liability. The following is a preliminary estimate of the allocation of the consideration transferred, open for accounts receivable and accounts payable, to acquired identifiable assets and assumed liabilities, net of cash acquired, as of September 30, 2022 (in thousands):

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

Rochester Home Infusion, Inc. — In August 2022, pursuant to the stock purchase agreement dated June 10, 2022, the Company completed the acquisition of 100% of the equity interests in Rochester Home Infusion, Inc. (“RHI”) for a purchase price, net of cash acquired, of $27.4 million.
The allocation of the purchase price of RHI was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, with the total purchase price being allocated to the assets and liabilities acquired based on the relative fair value of each asset and liability. The following is a preliminary estimate of the allocation of the consideration transferred, open for accounts receivable and accounts payable, to acquired identifiable assets and assumed liabilities, net of cash acquired, as of September 30, 2022 (in thousands):

Amount
Accounts receivable	$1,212
Intangible assets	5,449
Other assets	394
Accounts payable and other liabilities	(434)
Fair value Identifiable assets and liabilities	6,621
Goodwill (1)	20,797
Cash acquired	201
Purchase Price	27,619
Less: cash acquired	(201)
Purchase price, net of cash acquired	$27,418
(1) Goodwill is attributable to cost synergies from procurement and operational efficiencies and elimination of duplicative administrative costs.

4. REVENUE
The following table sets forth the net revenue earned by category of payer for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial payers	$888,162	$769,524	$2,526,354	$2,164,678
Government payers	122,793	106,645	357,383	307,067
Patients	9,963	15,768	33,785	39,701
Net revenue	$1,020,918	$891,937	$2,917,522	$2,511,446
5. INCOME TAXES
During the three and nine months ended September 30, 2022, the Company recorded tax expense of $13.3 million and $38.0 million, respectively, which represents an effective tax rate of 25.5% and 26.9%, respectively. The variance in the Company’s effective tax rate of 25.5% and 26.9% for the three and nine months ended September 30, 2022, compared to the federal statutory rate of 21%, is primarily attributable to current and deferred state taxes as well as various non-deductible expenses. During the three and nine months ended September 30, 2021, the Company recorded tax expense of $3.1 million and $5.1 million, respectively, which represents an effective tax rate of 8.0% and 7.3%, respectively. The variance in the Company’s effective tax rate of 8.0% and 7.3% for the three and nine months ended September 30, 2021, compared to the federal statutory rate of 21%, is primarily attributable to the Company only recognizing certain deferred federal and state tax expense and current state tax expense while any tax benefits that would have otherwise been recognized were offset by the Company’s tax valuation allowance in effect during that period.

The Company maintains a valuation allowance of $13.1 million against certain state net operating losses. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities, including the effect in available carryback and carryforward periods, projected taxable income and tax-planning strategies, in making this assessment. On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated.

The Company’s tax expense for the three and nine months ended September 30, 2022, of $13.3 million and $38.0 million, respectively, consists of quarterly tax liabilities attributable to specific state taxing authorities as well as recognized deferred federal and state tax expense. The Company’s tax expense for the three and nine months ended September 30, 2021 of $3.1 million and $5.1 million, respectively, consists of quarterly tax liabilities attributed to specific state taxing authorities as well as recognized deferred tax expense.

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
The earnings are used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the three and nine months ended September 30, 2022 and 2021 includes the effect of shares that would be issued in connection with warrants, stock options and restricted stock awards, as these common stock equivalents are dilutive to the earnings per share recorded in those periods. For the three months ended September 30, 2022, there were 520,944 stock option awards and 13,561 restricted stock awards outstanding that were excluded from the calculation of earnings per share as they would be anti-dilutive. For the nine months ended September 30, 2022, there were 794,887 stock option awards and 476,329 restricted stock awards outstanding that were excluded from the calculation of earnings per share as they would be anti-dilutive. For the three months ended September 30, 2021, there were 457,754 warrants, 496,929 stock option awards, and 38,536 restricted stock awards outstanding that were excluded from the calculation of earnings per share as they would be anti-dilutive. For the nine months ended September 30, 2021, there were 915,507 warrants, 387,656 stock option awards, and 272,540 restricted stock awards outstanding that were excluded from the calculation of earnings per share as they would be anti-dilutive.
The following table presents the Company’s basic earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$38,823	$35,476	$103,027	$64,431
Denominator:
Weighted average number of common shares outstanding	181,884	179,872	180,829	179,841
Earnings per common share:
Earnings per common share, basic	$0.21	$0.20	$0.57	$0.36
The following table presents the Company’s diluted earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$38,823	$35,476	$103,027	$64,431
Denominator:
Weighted average number of common shares outstanding	181,884	179,872	180,829	179,841
Effect of dilutive securities	1,138	1,558	931	1,214
Weighted average number of common shares outstanding, diluted	183,022	181,430	181,760	181,055
Earnings per common share:
Earnings per common share, diluted	$0.21	$0.20	$0.57	$0.36

,

7. LEASES
During the three and nine months ended September 30, 2022, the Company incurred operating lease expenses of $7.8 million and $22.7 million, respectively, including short-term lease expense, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. During the three and nine months ended September 30, 2021, the Company incurred operating lease expenses of $7.8 million and $22.3 million, respectively, including short-term lease expense, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. As of September 30, 2022, the weighted-average remaining lease term was 6.6 years and the weighted-average discount rate was 5.17%.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2022	$8,296
2023	23,052
2024	16,878
2025	13,987
2026	11,170
Thereafter	36,329
Total lease payments	$109,712
Less: Interest	(18,602)
Present value of lease liabilities	$91,110
During the nine months ended September 30, 2022, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flow of $13.6 million related to increases in the operating lease right-of-use assets and operating lease liabilities, respectively. During the nine months ended September 30, 2021, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flows of $14.5 million related to increases in the operating lease right-of-use assets and operating lease liabilities, respectively. As of September 30, 2022, the Company did not have any significant operating or financing leases that had not yet commenced.

8. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Infusion pumps	$36,221	$34,547
Equipment, furniture and other	29,924	52,913
Leasehold improvements	94,664	92,229
Computer software, purchased and internally developed	35,094	30,744
Assets under development	17,782	19,924
	213,685	230,357
Less: accumulated depreciation	(117,373)	(118,822)
Property and equipment, net	$96,312	$111,535
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income, depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense in cost of revenue	$1,205	$1,664	$3,696	$4,410
Depreciation expense in operating expenses	6,778	7,476	21,337	22,670
Total depreciation expense	$7,983	$9,140	$25,033	$27,080

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill consists of the following activity for the three and nine months ended September 30, 2022 (in thousands):

Balance at December 31, 2021	$1,477,564
Purchase accounting adjustments	936
Balance at March 31, 2022	1,478,500
Acquisitions	33,746
Balance at June 30, 2022	$1,512,246
Acquisitions	$20,797
Balance at September 30, 2022	$1,533,043
There were no changes in the carrying amount of goodwill for the three or nine months ended September 30, 2021.
The carrying amount and accumulated amortization of intangible assets consist of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Gross intangible assets:
Referral sources	$509,646	$482,200
Trademarks/names	38,508	47,718
Other amortizable intangible assets	912	1,037
Total gross intangible assets	549,066	530,955

Accumulated amortization:
Referral sources	(160,159)	(137,613)
Trademarks/names	(16,254)	(26,936)
Other amortizable intangible assets	(100)	(386)
Total accumulated amortization	(176,513)	(164,935)
Total intangible assets, net	$372,553	$366,020
Amortization expense for intangible assets was $8.4 million and $24.6 million for the three and nine months ended September 30, 2022, respectively. Amortization expense for intangible assets was $7.9 million and $25.5 million for the three and nine months ended September 30, 2021, respectively.

10. INDEBTEDNESS

Long-term debt consisted of the following as of September 30, 2022 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Asset-based-lending (“ABL”) facility	$—	$—	$—	$—
First Lien Term Loan	595,500	(8,638)	(11,987)	574,875
Senior Notes	500,000	—	(10,269)	489,731
	$1,095,500	$(8,638)	$(22,256)	1,064,606
Less: current portion				(6,000)
Total long-term debt				$1,058,606
Long-term debt consisted of the following as of December 31, 2021 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL facility	$—	$—	$—	$—
First Lien Term Loan	600,000	(9,605)	(13,331)	577,064
Senior Notes	500,000	—	(11,164)	488,836
	$1,100,000	$(9,605)	$(24,495)	1,065,900
Less: current portion				(6,000)
Total long-term debt				$1,059,900
The interest rate on the First Lien Term Loan was 5.27% and 3.25% as of September 30, 2022 and December 31, 2021, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 4.94% and 3.90% for the three and nine months ended September 30, 2022, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 3.84% and 5.87% for the three and nine months ended September 30, 2021, respectively. The interest rate on the Senior Notes was 4.375% as of both September 30, 2022 and December 31, 2021. The weighted average interest rate incurred on the Senior Secured Notes was 4.375% for both the three and nine months ended September 30, 2022.
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2022	$1,500
2023	6,000
2024	6,000
2025	6,000
2026	6,000
Thereafter	1,070,000
Total	$1,095,500

During the three and nine months ended September 30, 2022 and 2021, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 11, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of September 30, 2022 (in thousands):

Financial Instrument	Carrying Value as of September 30, 2022	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$574,875	$—	$579,124	$—
Senior Notes	489,731	—	420,000	—
Total debt instruments	$1,064,606	$—	$999,124	$—
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
In October 2021, the Company entered into an interest rate cap hedge with a notional amount of $300 million for a 5-year term beginning November 30, 2021. The hedge partially offsets risk associated with the First Lien Term Loan’s variable interest rate. The interest rate cap instrument perfectly offsets the terms of the interest rates associated with the variable interest rate of the First Lien Term Loan.
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair Value - Derivatives in Asset Position
Derivative	Balance Sheet Caption	September 30, 2022	December 31, 2021
Interest rate cap designated as cash flow hedge	Prepaid expenses and other current assets	$8,544	$—
Interest rate cap designated as cash flow hedge	Other noncurrent assets	21,733	—

	Fair Value - Derivatives in Liability Position
Derivative	Balance Sheet Caption	September 30, 2022	December 31, 2021
Interest rate cap designated as cash flow hedge	Accrued expenses and other current liabilities	$—	$601

The gain associated with the change in the fair value of the effective portion of the hedging instrument is recorded into other comprehensive income. The following table presents the pre-tax gains from derivative instruments recognized in other comprehensive income in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	2022	2021	2022	2021
Interest rate cap designated as cash flow hedge	$10,653	$—	$30,879	$—
Interest rate swaps designated as cash flow hedges	—	2,892	—	11,172
	$10,653	$2,892	$30,879	$11,172
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s unaudited condensed consolidated statements of comprehensive income related to the Company’s derivative instruments (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	Income Statement Caption	2022	2021	2022	2021
Interest rate cap designated as cash flow hedge	Interest expense	$(1,775)	$—	$(591)	$—
Interest rate swaps designated as cash flow hedges	Interest expense	—	(2,903)	$—	$(11,298)
Interest rate swaps not designated as hedges	Interest expense	—	—	—	(2)
		$(1,775)	$(2,903)	$(591)	$(11,300)

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
There were no other assets or liabilities measured at fair value at September 30, 2022 and December 31, 2021.
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

14. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by the BioScrip stockholders on May 3, 2018 and amended and restated on May 19, 2021, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors, resulting in a total of 9,101,734 shares of common stock are authorized for issuance. The 2018 Plan is administered by the Company’s Compensation Committee, a standing committee of the Company’s Board of Directors. The Company had stock options, restricted stock units and performance stock units outstanding related to the 2018 Plan as of September 30, 2022. During the three and nine months ended September 30, 2022, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $4.0 million and $12.6 million, respectively. During the three and nine months ended September 30, 2021, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $2.5 million and $6.2 million, respectively.
15. STOCKHOLDERS’ EQUITY
2017 Warrants — During the three months ended September 30, 2022, warrant holders did not elect to exercise any warrants to purchase shares of common stock. During the nine months ended September 30, 2022, warrant holders elected to exercise 1,130,089 warrants to purchase shares of common stock. During the three and nine months ended September 30, 2021, warrant holders did not elect to exercise any warrants to purchase shares of common stock. As of September 30, 2022 and December 31, 2021, the remaining warrant holders are entitled to purchase 240,188 and 1,370,277 shares of common stock, respectively.
2015 Warrants — During the three and nine months ended September 30, 2022, warrant holders elected to exercise 31,968 and 900,272 warrants to purchase shares of common stock, respectively. During the three and nine months ended September 30, 2021, warrant holders did not elect to exercise any warrants to purchase shares of common stock. As of September 30, 2022 and December 31, 2021, the remaining warrant holders are entitled to purchase 15,231 and 915,503 shares of common stock, respectively.
16. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $1.1 million and $2.9 million for the three and nine months ended September 30, 2022, respectively. The Company recorded management fee income of $0.9 million and $2.6 million for the three and nine months ended September 30, 2021, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income. During the three and nine months ended September 30, 2022, the Company received distributions from the investees of $1.5 million and $2.5 million, respectively. During the three and nine months ended September 30, 2021, the Company received $1.3 million in distributions from the investees.
The Company had amounts due from its joint ventures of $0.8 million as of September 30, 2022. These receivables were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. The Company also had amounts due to its joint ventures of $1.4 million as of December 31, 2021. These payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to "Option Care Health," the “Company,” “we,” “us” and “our” refer to Option Care Health, Inc. and its consolidated subsidiaries. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial condition. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Form 10-Q”). Certain statements in this Item 2 of Part I of this Form 10-Q, and in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Form 10-K”), may cause our actual results, financial position, and cash generated from operations to differ materially from these forward-looking statements.
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 161 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists, work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, bleeding disorder therapies, immunoglobulin therapy, and other therapies for chronic and acute conditions.
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

Update on the Impact of the COVID-19 Pandemic
The primary operations of the Company focus on providing infusion therapy services and based on the recent impact of the pandemic across the healthcare ecosystem, the Company began experiencing a related impact across a number of facets beginning in March 2020. The Company has been disrupted by both positive and negative referral patterns, experienced challenges in our staffing, increased pricing and periodic inability to procure personal protection equipment, supplies and key drugs. The Company anticipates that the pandemic could affect its operations for an extended period; however, at this time it cannot confidently forecast the duration nor the ultimate financial impact on its operations.
See Item 1A. “Risk Factors” under the caption “The COVID-19 pandemic and other pandemic events could adversely impact our business operations, results of operations, cash flows and financial position” included in our Form 10-K for further discussion of risks.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three and nine months ended September 30, 2022 and 2021.
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
Other Income (Expense)
Interest Expense, Net. Interest expense consists principally of interest payments on the Company’s outstanding borrowings under the ABL Facility, the First Lien Term Loan and the Senior Notes, amortization of discount and deferred financing fees. Refer to the “Liquidity and Capital Resources” section below for further discussion of these outstanding borrowings.
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

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three and nine months ended September 30, 2022 and September 30, 2021 (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$1,020,918	100.0%	$891,937	100.0%	$2,917,522	100.0%	$2,511,446	100.0%
COST OF REVENUE	802,917	78.6%	688,969	77.2%	2,281,685	78.2%	1,944,037	77.4%
GROSS PROFIT	218,001	21.4%	202,968	22.8%	635,837	21.8%	567,409	22.6%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	142,015	13.9%	134,633	15.1%	417,771	14.3%	388,930	15.5%
Depreciation and amortization expense	15,268	1.5%	15,452	1.7%	46,027	1.6%	48,410	1.9%
Total operating expenses	157,283	15.4%	150,085	16.8%	463,798	15.9%	437,340	17.4%
OPERATING INCOME	60,718	5.9%	52,883	5.9%	172,039	5.9%	130,069	5.2%

OTHER INCOME (EXPENSE):
Interest expense, net	(13,997)	(1.4)%	(16,000)	(1.8)%	(39,008)	(1.3)%	(52,717)	(2.1)%
Equity in earnings of joint ventures	1,472	0.1%	1,676	0.2%	4,065	0.1%	4,567	0.2%
Other, net	3,888	0.4%	4	—%	3,891	0.1%	(12,392)	(0.5)%
Total other expense	(8,637)	(0.8)%	(14,320)	(1.6)%	(31,052)	(1.1)%	(60,542)	(2.4)%

INCOME BEFORE INCOME TAXES	52,081	5.1%	38,563	4.3%	140,987	4.8%	69,527	2.8%
INCOME TAX EXPENSE	13,258	1.3%	3,087	0.3%	37,960	1.3%	5,096	0.2%
NET INCOME	$38,823	3.8%	$35,476	4.0%	$103,027	3.5%	$64,431	2.6%

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized gains on cash flow hedges, net of income tax expense of $1,398, $0, $5,917 and $0, respectively	$9,255	0.9%	$2,892	0.3%	$24,962	0.9%	$11,172	0.4%
OTHER COMPREHENSIVE INCOME	$9,255	0.9%	$2,892	0.3%	$24,962	0.9%	$11,172	0.4%
NET COMPREHENSIVE INCOME	$48,078	4.7%	$38,368	4.3%	$127,989	4.4%	$75,603	3.0%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three months ended September 30, 2022 and 2021.
Gross Profit

	Three Months Ended September 30,
	2022	2021	Variance

	(in thousands, except for percentages)
Net revenue	$1,020,918	$891,937	$128,981	14.5%
Cost of revenue	802,917	688,969	113,948	16.5%
Gross profit	$218,001	$202,968	$15,033	7.4%
Gross profit margin	21.4%	22.8%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had mid-single-digit growth relative to the prior year while chronic revenue grew in the mid-teens. Acute growth was driven primarily by the impact of shifts in the competitive landscape, which increased the volume of patient service. Acquisition related growth accounted for approximately 2% and 3% of the increase in net revenue and gross profit, respectively. The increase in cost of revenue and gross profit was primarily driven by the growth in revenue and also impacted by inflationary pressures including labor, transportation, and medical supplies costs.

Operating Expenses

	Three Months Ended September 30,
	2022	2021	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$142,015	$134,633	$7,382	5.5%
Depreciation and amortization expense	15,268	15,452	(184)	(1.2)%
Total operating expenses	$157,283	$150,085	$7,198	4.8%
The increase in selling, general and administrative expenses is primarily due to salaries and benefits as a result of acquired team members and inflationary pressures, but has decreased as a percentage of revenue to 13.9% for the three months ended September 30, 2022 as compared to 15.1% for the three months ended September 30, 2021, as our revenue has grown at a faster pace than our selling, general and administrative expenses.
The decrease in depreciation and amortization expense is primarily attributed to certain intangible assets whose useful life expired partially offset by additional intangible assets due to acquisitions.

Other Income (Expense)

	Three Months Ended September 30,
	2022	2021	Variance

	(in thousands, except for percentages)
Interest expense, net	$(13,997)	$(16,000)	$2,003	(12.5)%
Equity in earnings of joint ventures	1,472	1,676	(204)	(12.2)%
Other, net	3,888	4	3,884	97,100.0%
Total other expense	$(8,637)	$(14,320)	$5,683	(39.7)%

The decrease in interest expense during the three months ended September 30, 2022 was primarily attributable to the debt refinancing of the First Lien Term Loan and issuance of the Senior Notes in October 2021. See Note 10, Indebtedness, of the consolidated financial statements for further information.
The decrease in equity in earnings of joint ventures was primarily attributable to the performance of the joint ventures.
The change in other, net is due to one-time non-operating income for the three months ended September 30, 2022 related to income from a prior legacy acquisition. There was no comparable activity during the three months ended September 30, 2021.

Income Tax Expense

	Three Months Ended September 30,
	2022	2021	Variance

	(in thousands, except for percentages)
Income tax expense	$13,258	$3,087	$10,171	329.5%

The Company maintains a valuation allowance of $13.1 million against certain state net operating losses (“NOLs”). The Company’s tax expense for the three months ended September 30, 2022, consists of quarterly tax liabilities attributable to state tax returns as well as recognized deferred federal and state tax expense. These tax expense items resulted in an effective tax rate of 25.5% during the three months ended September 30, 2022. During the three months ended September 30, 2021, the effective tax rate was 8.0%. The variance in the Company’s effective tax rate of 25.5% for the three months ended September 30, 2022, compared to the federal statutory rate of 21% is primarily attributable to current and deferred state taxes as well as various non-deductible expenses. The variance in the Company’s effective tax rate of 8.0% for the three months ended September 30, 2021, compared to the federal statutory rate of 21% is primarily attributable to the Company only recognizing certain deferred federal and state tax expense and current state tax expense while any tax benefits that would have otherwise been recognized were offset by the Company’s tax valuation allowance in effect during that period. The variance in the year-over-year effective tax rates is primarily attributable to the Company not recognizing any tax benefit for the period ended September 30, 2021, because it maintained a full tax valuation allowance reserve against such benefits. This reserve was subsequently reversed during the three months ended December 31, 2021, except for the $13.1 million allowance noted above. Therefore, the reserve was not applicable in computing tax expense for the three months ended September 30, 2022, thus producing the effective tax rate variance year-over-year.

Net Income and Other Comprehensive Income

	Three Months Ended September 30,
	2022	2021	Variance

	(in thousands, except for percentages)
Net income	$38,823	$35,476	$3,347	9.4%
Other comprehensive income, net of tax:
Changes in unrealized gains on cash flow hedges, net of income taxes	9,255	2,892	6,363	220.0%
Other comprehensive income	$9,255	2,892	6,363	220.0%
Net comprehensive income	$48,078	$38,368	$9,710	25.3%
The change in net income was primarily attributable to organic growth from additional revenue related to the factors described in the above sections.
For the three months ended September 30, 2022, the change in unrealized gains on cash flow hedges, net of income taxes, was primarily related to the increase in fair market value of the $300.0 million interest rate cap hedge executed in October 2021. For the three months ended September 30, 2021, the change in unrealized gains on cash flow hedges, net of income taxes, primarily related to the increase in fair value on the $925.0 million notional swap; the swap expired in August 2021.
Net comprehensive income increased to $48.1 million for the three months ended September 30, 2022, compared to net comprehensive income of $38.4 million for the three months ended September 30, 2021, primarily as a result of the changes in net income, discussed above, further increased by the impact of the fair value of the interest rate cap hedge.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 and 2021.
Gross Profit

	Nine Months Ended September 30,
	2022	2021	Variance

	(in thousands, except for percentages)
Net revenue	$2,917,522	$2,511,446	$406,076	16.2%
Cost of revenue	2,281,685	1,944,037	337,648	17.4%
Gross profit	$635,837	$567,409	$68,428	12.1%
Gross profit margin	21.8%	22.6%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had mid-single-digit growth relative to the prior year while chronic revenue grew in the high-teens. Acute growth was driven primarily by the impact of shifts in the competitive landscape, which increased the volume of patient service. Acquisition related growth accounted for approximately 2% and 3% of the increase in net revenue and gross profit, respectively. The increase in cost of revenue and gross profit was primarily driven by the growth in revenue and also impacted by inflationary pressures including labor, transportation, and medical supplies costs.

Operating Expenses

	Nine Months Ended September 30,
	2022	2021	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$417,771	$388,930	$28,841	7.4%
Depreciation and amortization expense	46,027	48,410	(2,383)	(4.9)%
Total operating expenses	$463,798	$437,340	$26,458	6.0%
The increase in selling, general and administrative expenses is primarily due to salaries and benefits as a result of acquired team members and inflationary pressures, but has decreased as a percentage of revenue to 14.3% for the nine months ended September 30, 2022 as compared to 15.5% for the nine months ended September 30, 2021, as our revenue has grown at a faster pace than our selling, general and administrative expenses.
The decrease in depreciation and amortization expense is primarily attributed to certain intangible assets whose useful life expired partially offset by additional intangible assets due to acquisitions.

Other Income (Expense)

	Nine Months Ended September 30,
	2022	2021	Variance

	(in thousands, except for percentages)
Interest expense, net	$(39,008)	$(52,717)	$13,709	(26.0)%
Equity in earnings of joint ventures	4,065	4,567	(502)	(11.0)%
Other, net	3,891	(12,392)	16,283	(131.4)%
Total other expense	$(31,052)	$(60,542)	$29,490	(48.7)%
The decrease in interest expense during the nine months ended September 30, 2022 was primarily attributable to the debt refinancing of the First Lien Term Loan and issuance of the Senior Notes in October 2021. See Note 10, Indebtedness, of the consolidated financial statements for further information.
The decrease in equity in earnings of joint ventures was primarily attributable to the performance of the joint ventures.
The change in other, net is primarily due to the loss on extinguishment of debt incurred in conjunction with the January 2021 debt refinancing and included in the results for the nine months ended September 30, 2021. There was no comparable activity during the nine months ended September 30, 2022. There was also one-time non-operating income for the nine months ended September 30, 2022 related to income from a prior legacy acquisition.
Income Tax Expense

	Nine Months Ended September 30,
	2022	2021	Variance

	(in thousands, except for percentages)
Income tax expense	$37,960	$5,096	$32,864	644.9%

The Company maintains a valuation allowance of $13.1 million against certain state NOLs. The Company’s tax expense for the nine months ended September 30, 2022, consists of quarterly tax liabilities attributable to state tax returns as well as recognized deferred federal and state tax expense. These tax expense items resulted in an effective tax rate of 26.9% during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the effective tax rate was 7.3%. The variance in the Company’s effective tax rate of 26.9% for the nine months ended September 30, 2022, compared to the federal statutory rate of 21% is primarily attributable to current and deferred state taxes as well as various non-deductible expenses. The variance in the Company’s effective tax rate of 7.3% for the nine months ended September 30, 2021, compared to the federal statutory rate of 21% is primarily attributable to the Company only recognizing certain deferred federal and state tax expense and current state tax expense while any tax benefits that would have otherwise been recognized were offset by the Company’s tax valuation allowance in effect during that period. The variance in the year-over-year effective tax rates is primarily attributable to the Company not recognizing any tax benefit for the period ended September 30, 2021, because it maintained a full tax valuation allowance reserve against such benefits. This reserve was subsequently reversed during the three months ended December 31, 2021, except for the $13.1 million allowance noted above. Therefore, the reserve was not applicable in computing tax expense for the nine months ended September 30, 2022, thus producing the effective tax rate variance year-over-year.

Net Income and Other Comprehensive Income

	Nine Months Ended September 30,
	2022	2021	Variance

	(in thousands, except for percentages)
Net income	$103,027	$64,431	$38,596	59.9%
Other comprehensive income, net of tax:
Changes in unrealized gains on cash flow hedges, net of income taxes	24,962	11,172	13,790	123.4%
Other comprehensive income	$24,962	11,172	13,790	123.4%
Net comprehensive income	$127,989	$75,603	$52,386	69.3%

The change in net income was primarily attributable to organic growth from additional revenue related to the factors described in the above sections.
For the nine months ended September 30, 2022, the change in unrealized gains on cash flow hedges, net of income taxes, was related to the increase in fair market value of the $300.0 million interest rate cap hedge executed in October 2021. For the nine months ended September 30, 2021, the change in unrealized gains on cash flow hedges, net of income taxes, primarily related to the increase in fair value on the $925.0 million notional swap; the swap expired in August 2021.
Net comprehensive income increased to $128.0 million for the nine months ended September 30, 2022, compared to net comprehensive income of $75.6 million for the nine months ended September 30, 2021, primarily as a result of the changes in net income, discussed above, further increased by the impact of the fair value of the interest rate cap hedge.

Liquidity and Capital Resources
For the nine months ended September 30, 2022 and the twelve months ended December 31, 2021, the Company’s primary sources of liquidity were cash on hand of $255.5 million and $119.4 million, respectively, as well as $168.3 million of borrowings available under its credit facilities (net of $6.7 million undrawn letters of credit issued and outstanding). During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company’s positive cash flows from operations enabled investments in pharmacy and information technology infrastructure to support growth and create additional capacity in the future, as well as to pursue acquisitions.
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

Short-Term and Long-Term Liquidity Requirements
The Company’s ability to make principal and interest payments on any borrowings under our credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on our current level of operations and planned capital expenditures, we believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements over the next 12 months and beyond. We may require additional borrowings under our credit facilities and alternative forms of financings or investments to achieve our longer-term strategic plans.
Credit Facilities
The Company’s asset-based-lending revolving credit facility provides for borrowings up to $175.0 million, which matures on October 27, 2026 (the “ABL Facility”). The ABL Facility bears interest at a rate equal to, at the Borrowers’ election, either (i) a base rate determined in accordance with the ABL Credit Agreement plus an applicable margin, which is equal to between 0.25% and 0.75% based on the historical excess availability as a percentage of the Line Cap (as such term is defined in the ABL Credit Agreement) and (ii) LIBOR (or a comparable successor rate, with a floor of 0.00% per annum) plus an applicable margin, which is equal to between 1.25% and 1.75% based on the historical excess availability as a percentage of the Line Cap. The Company had $6.7 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL Facility of $168.3 million as of September 30, 2022.

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

Interest payments over the course of long-term debt obligations total an estimated $344.7 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on the LIBOR rate as of September 30, 2022. Actual payments are based on changes in LIBOR and exclude the interest rate cap derivative instrument.

Cash Flows
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2022	2021	Variance

	(in thousands)
Net cash provided by operating activities	$224,092	$143,259	$80,833
Net cash used in investing activities	(104,426)	(30,596)	(73,830)
Net cash provided by (used in) financing activities	16,379	(11,072)	27,451
Net increase in cash and cash equivalents	136,045	101,591	34,454
Cash and cash equivalents - beginning of period	119,423	99,265	20,158
Cash and cash equivalents - end of period	$255,468	$200,856	$54,612
Cash Flows from Operating Activities
The increase in cash flows provided by operating activities is primarily due to higher net income, decrease in interest expense due to the October 2021 debt refinancings, timing of vendor payments and deferred income taxes, which were partially offset by changes in inventory and certain accruals during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Cash Flows from Investing Activities
The increase in cash flows used in investing activities is primarily due to the acquisitions of SPNN and RHI made within the nine months ended September 30, 2022, as compared to the acquisition of Biocure made within the nine months ended September 30, 2021.
Cash Flows from Financing Activities
The increase in cash provided in financing activities is primarily related to the proceeds from warrant exercises during the nine months ended September 30, 2022, with no comparable activity during the nine months ended September 30, 2021. Additionally, the cash used in financing activities for the nine months ended September 30, 2021 is related to the January 2021 debt refinancing, with no comparable activity during the nine months ended September 30, 2022.

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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6.Exhibits
(a) Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Bylaws of Option Care Health, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 30, 2022).
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Formatted Cover Page
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTION CARE HEALTH, INC.

Date: October 27, 2022	/s/Michael Shapiro
Michael Shapiro
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)