Form 10-K
period 2022-12-31
Option Care Health, Inc.
filed 2023-02-23
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,017,947,091 based on the closing price of the registrant’s Common Stock on the Nasdaq Global Select Market on such date.
As of February 20, 2023, there were 181,957,711 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “intend,” and similar expressions. This Annual Report contains, among others, forward-looking statements based upon current expectations that involve numerous risks and uncertainties, including those described in Item 1A. “Risk Factors”.
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

PART I
Item 1.    Business
Overview
Option Care Health, Inc. (“Option Care Health”, “we”, “us”, “our”, or the “Company”) is the largest independent provider of home and alternate site infusion services through its national network of 163 locations in 44 states. Option Care Health draws on over 40 years of clinical care experience to offer patient-centered, cost-effective infusion therapy. Option Care Health’s infusion services include the clinical management of infusion therapy, nursing support and care coordination. Option Care Health’s multidisciplinary team of more than 4,500 clinicians, including pharmacists, pharmacy technicians, nurses and dietitians, are able to provide infusion service coverage for nearly all patients across the United States needing treatment for complex and chronic medical conditions.
On April 7, 2015, HC Group Holdings II, Inc. (“HC II”) and its sole shareholder, HC Group Holdings I, LLC. (“HC I”), collectively acquired Walgreens Infusion Services, Inc. and its subsidiaries from Walgreen Co., and the business was rebranded as Option Care, Inc. (“Option Care”).
On March 14, 2019, HC I and HC II entered into a definitive agreement (the “Merger Agreement”) to merge with and into a wholly-owned subsidiary of BioScrip, Inc. (“BioScrip”) (the “Merger”), a national provider of infusion and home care management solutions, which was completed on August 6, 2019 (the “Merger Date”). Following the close of the Merger, BioScrip was rebranded as Option Care Health, Inc.
Option Care Health contracts with managed care organizations, third-party payers, hospitals, physicians and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists, work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, chronic inflammatory disorders and neurological disorders, immunoglobulin therapy, and other therapies for chronic and acute conditions. The Company operates in one segment, infusion services.
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
•Providers. The Company provides providers with timely patient clinical support by providing care management related to their patients’ pharmacy needs and improving compliance with therapy protocols. The Company eliminates the need for providers to carry inventories of high-cost prescriptions by distributing the medications directly to patients’ homes.
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

Quality
Quality is at the core of the Company’s mission as it strives to deliver quality healthcare, leading to favorable outcomes and more cost-effective care. The Company offers comprehensive services that align with specific healthcare provider needs and has demonstrated success in improving outcomes across a broad range of therapies through improved clinical-reported patient adherence rates and decreased rates of unplanned hospital re-admissions.
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

Services
The Company is the largest independent provider of home and alternate site infusion services. The Company’s services are most typically provided in the patient’s home, but may also be provided at clinics, physicians’ offices or ambulatory infusion suites. The Company provides a broad therapy portfolio through its network of 96 full-service pharmacies and 67 stand-alone ambulatory infusion suites. The Company’s home infusion services include medication and supplies for administration and use at home or within one of its ambulatory infusion suites, consultation and education regarding the patient’s condition and the prescribed medication nursing support, clinical monitoring and assistance in monitoring potential side effects, and assistance in obtaining reimbursement. The Company administers a wide variety of therapies and services, including the following:
•Anti-Infectives Infusion. The Company provides comprehensive home infusion services to combat serious infections in patients of all ages. The Company’s anti-infective therapy and services help avoid hospitalizations for many infections that can be safely treated at home.
•Nutrition Support. The Company delivers comprehensive nutrition support across pediatric, adult, and geriatric patients. The Company’s expert team provides home parenteral nutrition and enteral nutrition support for numerous acute and chronic conditions negatively affecting nutritional status, such as stroke, cancer, and gastrointestinal diseases.
•Immunoglobulin Infusion. The Company offers expertise, access, and support in immunoglobulin (“IG”) infusion therapy designed to treat immune deficiencies. Immune deficiencies are disorders that reduce the patient’s ability to identify and destroy substances that do not belong in the human body and are characterized by reduced levels of antibodies. Intravenous IG infusions are concentrated antibodies that have been purified from large numbers of human blood donors.
•Chronic Inflammatory Disorders. The Company treats chronic inflammatory disorders, which include Crohn’s disease, plaque psoriasis, psoriatic arthritis, rheumatoid arthritis, ulcerative colitis, and other chronic inflammatory disorders.
•Neurological Disorders. The Company provides an array of treatments to manage the progression of neurological disorders such as Duchenne Muscular Dystrophy, Multiple Sclerosis, and other neurological disorders.
•Bleeding Disorders Infusion. As a provider of home infusion therapy for hemophilia and von Willebrand disease, the Company streamlines the administrative burdens associated with infusion therapies for bleeding disorders. The Company works with medical specialists across the country to offer access to all approved factor products, a full range of therapies, and dedicated support services. Hemophilia is one of the most costly diseases to treat. The treatment goal is to raise the level of the deficient clotting factor and maintain it to stop the bleeding. Treatments include infusion of the clotting factor products and other biologic prescription drugs. The length of treatment depends on the severity of the bleeding episode, and the need for treatment continues throughout the life of the patient.
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
The Company also provides nursing services to support the above therapies, comprised of its nursing team of approximately 3,100 employees, and through its network of sub-contracted nursing agencies.

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
Competition
The Company competes in the large and highly fragmented home infusion market for contracts with managed care organizations and other third-party payers to receive referrals from physicians, case managers and hospital discharge planners. Competition in the home infusion market is based on quality of care, clinical outcomes, pricing and cost of service, reputation, and reliability of service. Its competitors within the home infusion market include Coram CVS/specialty infusion services (a division of CVS Health), Accredo Health Group, Inc. (a unit of Cigna), Briova (a subsidiary of OptumRx, which is a unit of the United Healthcare Insurance Company) and various regional and local providers. The Company believes that its reputation for providing quality services, the strength of its national presence and its ability to effectively market its services at national, regional and local levels places it in a strong position against existing and potential competitors.
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

Suppliers
The Company purchases pharmaceuticals and medical supplies through pharmaceutical manufacturers, distributors and group purchasing organizations. Through the coverage and clinical expertise of its 96 full-service pharmacies, the Company provides pharmaceutical manufacturers with a broad distribution channel for its existing pharmaceutical products. Many of the pharmaceuticals that the Company purchases are available from multiple sources and are available in sufficient quantities to meet its needs and the needs of its patients. However, some drugs are only available through the manufacturer and may be subject to limits on distribution. In such cases, it is important that the Company establishes and maintains good working relations with the manufacturer to secure a sufficient supply to meet its patients’ needs. Additionally, certain drugs may become subject to supply shortages. Such shortages can result in cost increases or hamper the Company’s ability to obtain sufficient quantities to meet the needs of its patients. The Company actively manages its relationships with direct manufacturers and distributors for consistent supply and cost-effective procurement. These relationships provide the Company the opportunity to become a selected partner in the launch of their new products. The Company receives fees, which it records as revenue, from certain biotech manufacturers for providing them with clinical outcomes data. The Company’s continued growth will be dependent on maintaining its existing relationships with manufacturers and establishing new relationships with additional manufacturers as the Company launches new products.
For the year ended December 31, 2022, approximately 73% of the Company’s pharmaceutical and medical supply purchases were from four vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.
Through the purchasing power of its national platform, the Company is able to negotiate favorable terms and economics, including volume purchase rebates and vendor administration fees. Such fees are recorded as reductions to cost of revenue when the pharmaceuticals are delivered to the patient.
Billing & Significant Payers
The Company generates most of its revenue from contracts with third-party payers, including managed care organizations, insurance companies, self-insured employers, Medicare, and Medicaid programs. Where permissible, the Company bills patients for any amounts not reimbursed by third-party payers. The majority of the Company’s infusion pharmacy revenue consists of reimbursement for both the cost of the pharmaceuticals sold and the cost of services provided. Pharmaceuticals are typically reimbursed on a percentage discount from the published average wholesale price (“AWP”) of each drug or on a percentage premium to average sales price (“ASP”). Nursing services are typically billed separately, while other patient support services, such as pharmacy compounding service, delivery service and ancillary medical supplies are reimbursed either separately or on a per diem basis, as applicable.
The Company’s largest payer represented approximately 14% of its revenue for the year ended December 31, 2022. No other single payer represented more than 10% of its revenue. The Company also provides services that are directly reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the year ended December 31, 2022, approximately 12% of the Company’s revenue was reimbursable through direct governmental programs, such as Medicare and Medicaid.
Matters Affecting Drug Prices
Pricing benchmarks in the pharmacy industry are periodically published by third parties such as First DataBank, Medi-Span, RJ Health, and the Centers for Medicare & Medicaid Services (“CMS”), and the benchmark reimbursement varies by payer contract. The most commonly used benchmarks are AWP and ASP. AWP is based on self-reported prices charged by wholesalers and manufacturers and reimbursement is generally AWP minus a percentage and may include a per diem fee or a fixed dispensing fee. ASP is based on actual sales transactions reported by wholesalers and is generally lower than AWP; reimbursement is generally ASP plus a percentage. The Company may also receive a fixed dispensing fee or a per diem fee for each day a patient is on service. Changes to these pricing benchmarks may have a significant impact on the profitability of the Company’s business.

Governmental Regulation
The home infusion industry is subject to extensive regulation by a number of federal, state and local governmental entities. The industry is also subject to frequent regulatory changes. Laws and regulations in the healthcare industry are complex and, at times, the industry does not benefit from significant regulatory or judicial interpretation that would clarify how these laws and regulations should be applied. Moreover, the Company’s business is also impacted by certain laws and regulations that are applicable to its managed care and other clients. If the Company fails to comply with the laws and regulations directly applicable to its business, the Company could suffer civil and/or criminal penalties, and the Company could be excluded from participating in Medicare, Medicaid and other federal and state healthcare programs, which would have an adverse impact on its business.
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
Pharmacy Licensing and Registration
State laws require that each pharmacy location be licensed as an in-state pharmacy to dispense pharmaceuticals in that state. Certain states also require that pharmacy locations be licensed as out-of-state pharmacies if the Company delivers prescription pharmaceuticals into those states from locations outside of the state. The Company believes that it materially complies with all applicable state licensing laws. If the Company is unable to maintain its licenses or if states place burdensome regulations on non-resident pharmacies, its ability to operate in some states would be limited, which could have an adverse impact on its business. Laws enforced by the Drug Enforcement Administration (“DEA”), as well as some similar state agencies, require its pharmacy locations to individually register in order to handle controlled substances, including prescription pharmaceuticals. A separate registration is required at each principal place of business where the Company dispenses controlled substances. Federal and state laws also require that the Company follow specific labeling, reporting and record-keeping requirements for controlled substances. The Company maintains federal and state controlled substance registrations for each of its facilities that require such registration and materially follows procedures intended to comply with all applicable federal and state requirements regarding controlled substances.
Many states in which the Company operates also require home infusion companies to be licensed as home health agencies. The Company believes it is in material compliance with these laws, as applicable.
Privacy and Security Requirements
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, regulate the use, disclosure, confidentiality, availability and integrity of individually identifiable health information, known as “protected health information,” and provide for a number of individual rights with respect to such information. The federal privacy regulations (the “Privacy Regulations”) are designed to protect health-related information that could be used to identify an individual’s protected health information.
The requirements imposed by HIPAA are extensive, and the Company has taken and intends to continue to take steps to ensure its policies and procedures are in material compliance with the applicable provisions.

Regulations
Food, Drug and Cosmetic Act. Certain provisions of the Food, Drug and Cosmetic Act (“FDCA”) govern the handling and distribution of pharmaceutical products. This law exempts certain pharmaceuticals and medical devices from federal labeling and packaging requirements as long as they are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription. The Company believes it materially complies with all applicable requirements. The FDCA also governs interstate commerce for pharmaceutical products. The Company cannot predict the impact of any future FDCA regulations on its ability to ship drugs to different states from its pharmacies.
The Drug Quality and Security Act (“DQSA”) amended the FDCA to grant the Food and Drug Administration (“FDA”) authority to regulate the manufacturing of compounded pharmaceutical drugs. The Company materially complies with the PCAB Accreditation Standards for Sterile and Non-Sterile Pharmacy Compounding and pursues accreditation from quality associations. The Company believes it complies in all material respects with all applicable requirements of a non-outsourcing-facility pharmacy.
The FDA also regulates certain medical devices, such as infusion pumps, the Company uses to provide its services. In recent years, the FDA has increased its oversight of infusion pumps, resulting in additional requirements around patient education and adverse event reporting. The Company believes it complies in all material respects with all applicable requirements and that its employees have the level of proficiency required to use these devices and provide training to its patients.
Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered by Medicare, Medicaid, or other government healthcare programs. The Anti-Kickback Statute is broad and potentially covers many standard business arrangements. A number of states also have statutes and regulations that prohibit the same general types of conduct as those prohibited by the Anti-Kickback Statute described above. Violations can lead to significant criminal or civil penalties, including imprisonment. The Office of the Inspector General (“OIG”) could also seek Civil Monetary Penalties (“CMP”) or exclusion against individuals or entities who knowingly and willfully: (1) offer or pay remuneration, directly or indirectly, to induce referrals of government health care program business; or (2) solicit or receive remuneration, directly or indirectly, in return for referrals of government health care program business. The OIG of the U.S. Department of Health and Human Services (“HHS”) has published clarifying regulations that identify a limited number of safe harbors from criminal enforcement or civil administrative actions. The Company attempts to structure its business relationships to materially comply with these statutes and to satisfy an applicable safe harbor, where applicable. However, in situations where a business relationship does not fully satisfy the elements of a safe harbor, or where no safe harbor exists, the Company attempts to satisfy as many elements of an applicable or equivalent safe harbor as possible.
False Claims Act. The Company is subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim or causing a claim to be presented for payment from a federal healthcare program that is false or fraudulent. The standard for “knowing and willful” may include conduct that amounts to a reckless disregard for the accuracy of information presented to payers. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare or Medicaid programs and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly or by a private plaintiff by filing a qui tam lawsuit on the government’s behalf. Under the False Claims Act, the government and private plaintiffs, if any, may recover monetary penalties in the amount of $13,508 to $27,018 per false claim, as well as an amount equal to three times the amount of damages sustained by the government as a result of the false claim. A number of states, including states in which the Company operates, have adopted their own false claims statutes as well as statutes that allow individuals to bring qui tam actions. The Company believes that it has procedures in place to ensure the material accuracy of its claims.

Ethics in Patient Referrals Law (“Stark Law”)
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
The federal Stark Law generally prohibits a physician from making referrals for certain DHS, reimbursable by Medicare or Medicaid, to entities with which the physician or an immediate family member has a financial relationship, unless an exception applies. A financial relationship is generally defined as an ownership, investment or compensation relationship. DHS includes outpatient pharmaceuticals, parenteral and enteral nutrition products, home health services, durable medical equipment, physical and occupational therapy services, and inpatient and outpatient hospital services. Among other sanctions, a CMP may be imposed for each bill or claim for a service a person knows or should know is for a service for which payment may not be made due to the Stark Law. Such persons or entities are also subject to exclusion from the Medicare and Medicaid programs. Any person or entity participating in a circumvention scheme to avoid the referral prohibitions is liable for CMPs, and additional fines may be imposed for failure to comply with reporting requirements regarding an entity’s ownership, investment and compensation arrangements for each day for which reporting is required to have been made under the Stark Law.
Human Capital Resources
As of December 31, 2022, the Company employed 5,597 persons on a full-time basis and 2,461 persons on a part-time basis. The majority of its part-time employees are clinicians due to the nature and timing of the services the Company provides.
The Company relies on our ability to attract and retain nursing staff, pharmacists and other professionals who possess the skills, experience and licenses necessary to meet the requirements of their job responsibilities. The Company’s ability to attract and retain personnel depends on several factors, including the ability to provide them with engaging assignments and competitive salaries and benefits. The Company is committed to empowering our people through specific initiatives in talent development, employee engagement, health and well-being, and diversity, equity and inclusion.
Available Information
The Company’s corporate headquarters is located at 3000 Lakeside Drive, Suite 300N, Bannockburn, IL 60015. The Company maintains a website at www.optioncarehealth.com. The information contained on its website is not incorporated by reference into this Annual Report and should not be considered part of this Annual Report. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy Statements are available through its website at https://investors.optioncarehealth.com, free of charge, as soon as reasonably practicable after they are filed with or furnished to the SEC.
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
Our business is highly dependent on the ability of pharmaceutical manufacturers to develop, supply and market pharmaceuticals that are compatible with the services we provide. Our revenue and profitability will decline if those companies were to sell pharmaceuticals directly to the public, fail to support existing pharmaceuticals or develop new pharmaceuticals with different administration requirements than our service offerings are currently equipped to handle. Our business could also be harmed if the pharmaceutical industry experiences any supply shortages, pharmaceutical recalls, changes in the FDA approval processes, or changes to how pharmaceutical manufacturers finance, promote or sell pharmaceutical products. The Company has experienced drug and supply shortages and has leveraged its relationships with direct manufacturers and distributors to ensure consistent supply and cost-effective procurement. A reduction in the supply of and market for pharmaceuticals that are compatible with the services we provide may have a material adverse effect on our financial condition and results of operations.
If we lose relationships with managed care organizations (“MCOs”) and other non-governmental third-party payers, we could lose access to a significant number of patients and our revenue and profitability could decline.
We are highly dependent on reimbursement from MCOs, government programs such as Medicare and Medicaid and commercial insurers (collectively, “Third-Party Payers”). For the year ended December 31, 2022, 88% of our revenue came from MCOs and other non-governmental payers, including Medicare Advantage plans, Managed Medicaid plans, pharmacy benefit managers (“PBMs”), and self-pay patients. Many payers seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing. From time to time, payers with whom we have relationships require that we bid against our competitors to keep their business. As a result of this bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be reduced. The loss of a payer relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our gross margins and net income.
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
Some of our competitors have vertically integrated business models with commercial payers or are under common control with, or owned by, pharmaceutical wholesalers and distributors, MCOs, PBMs or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals. In addition, some of our competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to us. Consequently, we may be less price competitive than some of our competitors with respect to certain pharmaceutical products.
Accountable Care Organizations (“ACOs”) and other clinical integration models may result in lower reimbursement rates. Some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise interfere with the ability of MCOs to contract with us. Increasing consolidation in the payer and supplier industries, including vertical integration efforts among insurers, providers, and suppliers, and cost-reduction strategies by large employer groups and their affiliates may limit our ability to negotiate favorable terms and conditions in our contracts and otherwise intensify competitive pressure. In addition, our competitive position could be adversely affected by any inability to obtain access to new biotech pharmaceutical products.

If we are unable to maintain relationships with existing patient referral sources, our business and consolidated financial condition, results of operations, and cash flows could be materially adversely affected.
Our success depends on referrals from physicians, hospitals, and other sources in the communities we serve and on our ability to maintain good relationships with existing referral sources. Our referral sources are not contractually obligated to refer patients to us and may refer their patients to other providers. Our growth and profitability depends, in part, on our ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of the benefits of home infusion by our referral sources and their patients. Our loss of, or failure to maintain, existing relationships or our failure to develop new referral relationships could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.
Changes in industry pricing benchmarks could adversely affect our financial performance.
Our contracts generally use certain published benchmarks to establish pricing for the reimbursement of prescription medications we dispense. These benchmarks include AWP, wholesale acquisition cost, ASP and average manufacturer price. Many of our contracts utilize the AWP benchmark. Publication of the AWP benchmark was expected to cease in 2011 as a result of the settlement of class-action lawsuits brought against First Databank and Medi-Span, third-party publishers of various pricing benchmarks. However, Medi-Span continues to publish the AWP benchmark and has indicated that it will continue to do so until a new benchmark is widely accepted. Several industry participants have explored establishing a new benchmark but there is not currently a viable generally accepted alternative to the AWP benchmark. Without a suitable pricing benchmark in place, many of our contracts may need to be modified, which could potentially change the economic structure of our agreements.
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
Some pharmaceutical manufacturers attempt to limit the number of preferred distributors that may market certain of their pharmaceutical products. We cannot provide assurance that we will be selected and retained as a preferred distributor or that we can remain a preferred distributor to market these products. Although we believe we can effectively meet our suppliers’ requirements, we cannot provide assurance that we will be able to compete effectively with other providers to retain our position as a distributor of each of our core products. Our failure to retain our position as a distributor of each of our core products could have a material adverse effect on our financial condition and results of operations.
A disruption in pharmaceutical and medical supply could adversely impact our business.
For the year ended December 31, 2022, approximately 73% of our pharmaceutical and medical supply purchases were from four vendors. Most of the pharmaceuticals that we purchase are available from multiple sources, and we believe they are available in sufficient quantities to meet our needs and the needs of our patients. We keep safety stock to ensure continuity of service for reasonable, but limited, periods of time. Should a supply disruption result in our inability to obtain especially high margin drugs and compound components necessary for patient care, our consolidated financial statements could be negatively impacted.
The COVID-19 pandemic has led to a constrained supply environment, which could result in higher costs to procure, and the potential unavailability of, critical personal protection equipment, pharmaceuticals and medical supplies. As of December 31, 2022, we have not experienced a significant impact in the availability of supplies due to the COVID-19 pandemic.
A shortage of qualified registered nursing staff, pharmacists and other professionals could adversely affect our ability to attract, train and retain qualified personnel and could increase operating costs.

Our business relies on our ability to attract, train and retain nursing staff, pharmacists and other professionals who possess the skills, experience and licenses necessary to meet the requirements of their job responsibilities. From time to time, and particularly in recent years, there have been shortages of nursing staff, pharmacists and other professionals in certain local and regional markets. As a result, we are often required to compete for personnel with other healthcare systems and our competitors. Our ability to attract, train and retain personnel depends on several factors, including our ability to provide them with engaging assignments and competitive salaries and benefits. We may not be successful in any of these areas.
In addition, where labor shortages arise in markets in which we operate, we have faced higher costs to attract personnel and we may have to provide them with more attractive benefit packages than originally anticipated or are being paid in other markets where such shortages do not exist at the time. In either case, such circumstances could cause operating costs to increase and our profitability to decline. Finally, if we expand our operations into geographic areas where healthcare providers historically have unionized or unionization occurs in our existing geographic areas, negotiating collective bargaining agreements may have a negative effect on our ability to timely and successfully recruit qualified personnel and on our financial results. If we are unable to attract, train and retain nursing staff, pharmacists and other professionals, the quality of our services may decline and we could lose patients and referral sources, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Introduction of new drugs or accelerated adoption of existing lower margin drugs could adversely affect our revenues and profitability when prescribers prescribe these drugs for their patients or they are mandated by Third-Party Payers.
The pharmaceutical industry pipeline of new drugs includes many drugs that over the long term may replace older, more expensive therapies. As a result of such older drugs losing patent protection and being replaced by generic substitutes, new and less expensive delivery methods (such as when an infusion or injectable drug is replaced with an oral drug) or additional products that are added to a therapeutic class, increase price competition among competing manufacturers’ products in that therapeutic category. In such cases, manufacturers have the ability to increase drug acquisition costs or lower the selling price of replaced products. These actions could negatively impact our revenues and/or profitability.
Failure to develop new services or adapt to changes and trends within the healthcare industry may adversely affect our business.
We operate in a highly competitive environment. We develop new services from time to time to assist our clients. If we are unsuccessful in developing innovative services, our ability to attract new clients and retain existing clients may suffer.
Technology, including the ability to capture and report outcomes, is also an important component of our business as we continue to utilize new and better channels to communicate and interact with our clients, members and business partners. If our competitors are more successful than us in employing new technology, our ability to attract new clients, retain existing clients and operate efficiently may suffer. Any significant shifts in the structure of the healthcare products and services industry in general could alter the industry dynamics and adversely affect our ability to attract or retain clients. Our failure to anticipate or appropriately adapt to changes in the industry could negatively impact our competitive position and adversely affect our business and results of operations.
Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, and our financial condition and results of operations could suffer if there is an impairment of goodwill.
Our acquisitions resulted in significant goodwill reported on our financial statements. Goodwill results when the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired. We may not realize the full value of this goodwill. As such, we evaluate on at least an annual basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would recognize the unrecoverable goodwill as a charge against our earnings. The Company completes its goodwill impairment test annually in the fourth quarter on a qualitative basis. If the fair value is more likely than not less than the carrying value, a quantitative assessment would be performed. When evaluating goodwill for potential impairment on a quantitative basis, we compare the fair value of our reporting units to their respective carrying amounts. We estimate the fair value of our reporting units using the income approach. If the carrying amount of a reporting unit exceeds its estimated fair value, a goodwill impairment loss is recognized in an amount equal to the excess to the extent of the goodwill balance. The income approach requires us to estimate a number of factors for our reporting units, including projected future operating results, economic projections, anticipated future cash flows, and discount rates. The fair value determined using the income approach is then compared to marketplace fair value data from within a comparable industry grouping for reasonableness. Because of the significance of our goodwill, any future impairment could result in material non-cash charges to our results of operations, which could have an adverse effect on our financial condition and results of operations.

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
The federal and state statutes and regulations to which we are subject include, but are not limited to, laws requiring the registration and regulation of pharmacies; laws governing the dispensing of pharmaceuticals and controlled substances; laws regulating the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; laws regarding food and drug safety, including those of the FDA and the DEA; applicable governmental payer regulations, including those applicable to Medicare and Medicaid; data privacy and security laws, including HIPAA and its associated regulations; federal and state fraud and abuse laws, including, but not limited to, the Anti-Kickback Statute and false claims laws; trade regulations, including those of the U.S. Federal Trade Commission (“FTC”); the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anti-corruption laws in connection with the services provided by certain of our contractors; and consumer protection and safety laws, including those of the Consumer Product Safety Commission.
We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with federal and various state controlled substance acts and related regulations governing the sale, dispensing, disposal, holding and distribution of controlled substances. The DEA, the FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.
We use, disclose and otherwise process personally identifiable information, including health information, making us subject to HIPAA and other federal and state privacy and security regulations and failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, could have a material adverse effect on our patient base and revenue.
We are also governed by federal and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity and other labor and employment matters as well as employee benefits, competition, antitrust, taxation and escheatment matters. Material violations of any such laws could have a material adverse effect on our patient base and revenue. In addition, we could have significant exposure if we are found to have infringed another party’s intellectual property rights.
Changes in laws, regulations and policies and the related interpretations and enforcement practices may alter the landscape in which we do business and may significantly affect our cost of doing business, the impact of which generally cannot be predicted. Such changes may require extensive system and operational changes, be difficult to implement, increase our operating costs and require significant capital expenditures. Untimely, our noncompliance with applicable laws and regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our business, including: suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government programs, including the Medicare and Medicaid programs; loss of licenses; and significant fines or monetary penalties. Any failure to comply with applicable regulatory requirements could result in significant legal and financial exposure, damage our reputation, and have a material adverse effect on our business operations, financial condition and results of operations.
Federal actions and legislation may reduce reimbursement rates from governmental payers and adversely affect our results of operations.
In recent years, Congress has passed legislation reducing payments to health-care providers. The Budget Control Act of 2011, as amended, requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year that extend through 2027. The Center for Medicare & Medicaid Services (“CMS”) began imposing a 2% reduction on Medicare claims on April 1, 2013. The Affordable Care Act provides for material reductions in the growth of Medicare program spending. The 21st Century Cures Act (the “Cures Act”) significantly reduced the amount paid by Medicare for drug costs, while delaying the implementation of a clinical services payment, although Congress also passed a temporary transitional service payment that took effect January 1, 2019. In addition, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, which may result in reduced Medicare payments.

For the year ended December 31, 2022, 12% of our revenue was derived from reimbursement by direct federal and state programs such as Medicare and Medicaid. Reimbursement from these and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to or new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. Changes to the way Medicare pays for our services, including mandatory payment reductions, such as sequestration, may reduce our revenue and profitability on services provided to Medicare patients and increase our working capital requirements. In addition, we are sensitive to possible changes in state Medicaid programs.
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
In some cases, Third-Party Payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from Third-Party Payers. Current or future healthcare reform and deficit reduction efforts, changes in other laws or regulations affecting government healthcare programs, changes in the administration of government healthcare programs and changes in payment rates by Third-Party Payers could have a material, adverse effect on our financial position and results of operations.
Delays in reimbursement may adversely affect our liquidity, cash flows and results of operations.
The reimbursement process for the services we provide is complex, resulting in delays between the time we bill for a service and receipt of payment that can be significant. Reimbursement and procedural issues often require us to resubmit claims multiple times and respond to multiple administrative requests before payment is remitted. The collection of accounts receivable is challenging and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. While management believes that our controls and processes are satisfactory, there can be no assurance that collections of accounts receivable will continue at historical rates. The risks associated with Third-Party Payers and the inability to collect outstanding accounts receivable could have a material adverse effect on our liquidity, cash flows and results of operations.
We are subject to pricing pressures and other risks involved with Third-Party Payers.
Competition to provide healthcare services, efforts by traditional Third-Party Payers to contain or reduce healthcare costs, and the increasing influence of managed care payers such as HMOs, has resulted in reduced rates of reimbursement for home infusion and specialty pharmacy services. Changes in reimbursement policies of governmental Third-Party Payers, including policies relating to Medicare, Medicaid and other federal and state funded programs, could reduce the amounts reimbursed to our customers for our products and, in turn, the amount these customers would be willing to pay for our products and services, or could directly reduce the amounts payable to us by such payers. Pricing pressures by Third-Party Payers may continue, and these trends may adversely affect our business.
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

We face periodic reviews and billing audits by governmental and private payers, which could result in adverse findings that may negatively impact our business.
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews and audits to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Third-Party Payers may also conduct audits. Disputes with payers can arise from these reviews. Payers can claim that payments based on certain billing practices or billing errors were made incorrectly. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed, which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend claims, reviews and audits may be significant and could have a material adverse effect on our business and financial condition, results of operations and cash flows. Moreover, an adverse claim, review or audit could result in:
•required refunding or retroactive adjustment of amounts we have been paid by governmental payers or Third Party Payers;
•state or federal agencies imposing fines, penalties and other sanctions on us;
•suspension or exclusion from the Medicare program, state programs, or one or more third-party payer networks; or
•damage to our business and reputation in various markets.
These results could have a material adverse effect on our business and financial condition, results of operations and cash flows.
If any of our pharmacies fail to comply with the conditions of participation in the Medicare program, that pharmacy could be terminated from Medicare, which could adversely affect our consolidated financial statements.
Our pharmacies must comply with the extensive conditions of participation in the Medicare program. If a pharmacy fails to meet any of the Medicare supplier standards, that pharmacy could be terminated from the Medicare program. We respond in the ordinary course to deficiency notices issued by surveyors, and none of our pharmacies has ever been terminated from the Medicare program for failure to comply with the Medicare supplier standards. Any termination of one or more of our pharmacies from the Medicare program for failure to satisfy the Medicare supplier standards could adversely affect our consolidated financial statements.
We cannot predict the impact of changing requirements on compounding pharmacies.
Compounding pharmacies are closely monitored by federal and state governmental agencies. We believe that our compounding is performed in safe environments and we have clinically appropriate policies and procedures in place. We only compound pursuant to a patient-specific prescription and do so in compliance with USP 797 standards. The DQSA amended the FDCA to grant the FDA additional authority to regulate and monitor the manufacturing of compounded pharmaceutical drugs. In 2013, Congress passed the DQSA, which creates a new category of compounding facilities called outsourcing facilities that are regulated by the FDA. The Company complies with all Federal and State regulations, as well as all PCAB Accreditation Standards for Sterile and Non-Sterile Pharmacy Compounding, and pursues accreditation from quality associations. The Company believes it complies in all material respects with all applicable requirements of a non-outsourcing-facility pharmacy, as outlined in Section 503A of the FDCA. Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”) established requirements in November 2013 to facilitate the tracing of prescription drug products through the pharmaceutical supply distribution chain. These requirements included a ten-year timeline culminating in the building of "an electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.” The law’s track and trace requirements are applicable to manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs. The Company is currently materially compliant with DSCSA, and intends to be materially compliant with the final milestone requirement of receiving or exchanging transaction information (with specific product identifiers for each package) and transaction statements electronically by the effective date in November 2023. These regulatory measures, future FDA DSCSA regulatory measures and the potential for increased FDA DSCSA enforcement could increase pharmacy costs. Noncompliance with these regulations could have an adverse impact on our reputation and profitability.
We do not believe that our current compounding practices qualify us as an outsourcing facility and, therefore, we continue to operate consistently with USP 797 standards and applicable state pharmacy laws. Should state regulators or the FDA disagree, or should our business practices change to qualify us as an outsourcing facility, there is risk of regulatory action and/or increased resources required to comply with federal requirements imposed pursuant to the DQSA on outsourcing facilities that could significantly increase our costs or otherwise affect our results of operations. Furthermore, we cannot predict the overall impact of increased scrutiny on compounding pharmacies.

Risks Relating to Our Indebtedness
Our existing indebtedness could adversely affect our business and growth prospects.
As of December 31, 2022, we had $1,094.0 million of outstanding borrowings, including (i) $594.0 million under our First Lien Term Loan (as defined herein) and (ii) $500.0 million under our 4.375% Senior Unsecured Notes due 2029 (the “Senior Notes”). All obligations under the First Lien Term Loan are secured by first-priority perfected security interests in substantially all of our assets and the assets of our subsidiaries, subject to permitted liens and other exceptions. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in our credit agreements and indenture have important consequences, including but not limited to:
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
Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations. Further, our credit agreements and indenture contain customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business. Our First Lien Term Loan is also subject to mandatory prepayments in certain circumstances and requires a prepayment of a certain percentage of our excess cash flow. This excess cash flow payment, and future required prepayments, will reduce our cash available for investment in our business.
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
Despite our indebtedness, we may still incur significantly more debt, which could exacerbate the risks associated with our substantial leverage.
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

We may not be able to generate sufficient cash flow to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be required to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flow and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. The financing documents governing our First Lien Term Loan, ABL Facility (as defined herein) and our Senior Notes restrict our ability to conduct asset sales and/or use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.

Risks Relating to Our Common Stock
As of December 31, 2022, Walgreens Boots Alliance, Inc. (“Walgreens”) is our largest stockholder and has the ability to exercise influence over decisions requiring our stockholders’ approval.
On December 17, 2021, Madison Dearborn Partners transferred control of HC I to Walgreens. As of December 31, 2022, Walgreens controls approximately 14.4% of our common stock through its control of HC I. As a result, Walgreens has the ability to exercise influence over decisions requiring approval of our stockholders, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or change in control of the Company.
Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
Our third amended and restated certificate of incorporation contains provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Among other things, these provisions:
•allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of stockholders;
•provide that directors may be removed with or without cause only by the affirmative vote of holders of at least 66 2∕3% of the voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class;
•prohibit stockholder action by written consent; and
•provide that any amendment, alteration, rescission or repeal of our bylaws or certificate of incorporation by our stockholders will require the affirmative vote of the holders of at least 66 2∕3% of the voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class.
These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for shareholders or potential acquirers to obtain control of our Board of Directors or initiate actions that are opposed by our then-current Board, including delay or impede a merger, tender offer or proxy contest involving the Company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities to realize value in a corporate transaction.
Moreover, Section 203 of the Delaware General Corporation Law (“DGCL”) may discourage, delay, or prevent a change of control of the Company. Section 203 of the DGCL imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Our third amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our third amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees and stockholders to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, our third amended and restated certificate of incorporation or our bylaws or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that, for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action”, will not apply to suits to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our third amended and restated certificate of incorporation will further provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our third amended and restated certificate of incorporation described above. The forum selection clause in our third amended and restated certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.
Our third amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board of Directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control, discouraging bids for our common stock at a premium to the market price, and materially and adversely affecting the market price and the voting and other rights of the holders of our common stock.

General Risk Factors
The COVID-19 pandemic and other potential pandemic events could adversely impact our business, results of operations, cash flows and financial position.
The COVID-19 pandemic has significantly impacted, and may continue to severely impact, the global economy. COVID-19 has persisted as a significant public health concern and impacted the general economy and consumer behaviors. The impacts of the pandemic are unpredictable and volatile, with varying impacts to business operations. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our patients, workforce, suppliers, vendors, referral sources, and Third-Party Payers. The Company has been disrupted by both positive and negative referral patterns and experienced challenges in our staffing and our ability to procure personal protection equipment and key drugs. The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption, which may adversely affect our business operations and may materially and adversely affect our results of operations, cash flow and financial position.
The situation is changing rapidly considering the impacts of new variants of the COVID-19 virus, public health guidance, and regulatory mandates and additional consequences may arise for which we are not currently aware. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the pandemic; the potential of new virus variants; governmental, business and other actions; the promotion of social distancing and the adoption of shelter-in-place orders affecting our referral sources; the impacts of the pandemic on our supply chain; the impact of the pandemic on economic activity; the health of, and the effect of the pandemic on, our workforce; any impairment in value of our tangible or intangible assets that could be recorded as a result of a weaker economic condition; and the effect on our internal controls including those over financial reporting. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings or stock price, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.
Other factors including reduced employment pools, federal subsidies offered in response to the COVID-19 pandemic and other government regulations exacerbated staffing challenges, and created increased labor shortages. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or continued labor inflation could have a material adverse impact on our business, results of operations, liquidity or cash flow.
In addition, we cannot predict the impact that COVID-19 or other potential pandemic events will have on our patients, suppliers, vendors, and Third-Party Payers and on each of their financial conditions; however, any material effect on these parties could adversely impact our business. The impact of COVID-19 or other potential pandemic events may also exacerbate other risks, any of which could have a material effect on us. The situation continues to be uncertain and additional impacts may arise for which we are not currently aware.
Pending and future litigation could subject us to significant monetary damages and/or require us to change our business practices.
We employ pharmacists, dieticians, nurses and other health care professionals. We are subject to liability for negligent acts, omissions, or injuries occurring at any of our clinics or caused by any of our employees. We are subject to risks relating to asserted claims, litigation and other proceedings in connection with our operations. We are facing, or may face, claims or become a party to a variety of legal actions that affect our business, including breach of contract actions, employment and employment discrimination-related suits, employee benefit claims, stockholder suits and other securities laws claims, and tort claims. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and as a result, we could be held liable for their acts or omissions.
We may incur substantial expenses in defending such claims or litigation, regardless of merit, and such claims or litigation could result in a significant diversion of the efforts of our management personnel. Successful claims against us may result in monetary liability or a material disruption in the conduct of our business. Similarly, if we settle such legal proceedings, it may affect how we operate our business. See Note 14. Commitments and Contingencies, of the consolidated financial statements included in Item 8 of this Annual Report for a description of material proceedings pending against the Company. We believe that these proceedings are without merit and, to the extent they are not already concluded, we intend to contest them vigorously. However, an adverse outcome in one or more of these proceedings may have a material adverse effect on our consolidated results of operations, consolidated financial position, and/or consolidated cash flow from operations, or may require us to make material changes to our business practices.

We may be subject to liability claims for damages and other expenses that are not covered by insurance.
As a result of operating in the home infusion industry, our business is subject to inherent risk of claims, losses and potential lawsuits alleging incidents involving our employees that are likely to occur in a patient’s home. We maintain professional liability insurance to provide coverage to us and our subsidiaries against these risks. A successful product or professional liability claim in excess of our insurance coverage could harm our consolidated financial statements. Various aspects of our business may subject us to litigation and liability for damages. For example, a prescription drug dispensing error could result in a patient receiving the wrong or incorrect amount of medication, leading to personal injury or death. Our business and consolidated financial statements could suffer if we pay damages or defense costs in connection with a claim that is outside the scope of any applicable contractual indemnity or insurance coverage.
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
Medicare and other federal and state payers account for a portion of our revenues. During economic downturns and periods of stagnant or slow economic growth, federal and state budgets are typically negatively affected, resulting in reduced reimbursements or delayed payments by the federal and state government health-care coverage programs in which we participate, including Medicare, Medicaid, and other federal or state assistance plans. Government programs could also slow or temporarily suspend payments, negatively impacting our cash flow and increasing our working capital needs and interest payments. We have seen, and believe we will continue to see, Medicare and state Medicaid programs institute measures aimed at controlling spending growth, including reductions in reimbursement rates.
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
The general levels of inflation and specific inflationary pressures that we have experienced in areas such as labor, transportation and medical supplies may continue to persist due to events outside of our control, for example, COVID-19, supply chain disruptions, and the broader macro-economic environment. The sustained or continued rise of inflation may adversely impact our business operations, financial condition and results of operations.
Acquisitions, strategic investments and strategic relationships involve certain risks.
We may pursue acquisitions of strategic investments in, or strategic relationships with businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses, intangible assets and technologies, difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets that could reduce future reported earnings, and potential loss of clients or key employees of acquired companies. We may not be able to successfully fully integrate the operations, personnel, services or products that we have acquired or may acquire in the future. Strategic investments may also entail some of the risks described above. If these investments are unsuccessful, we may need to incur charges against earnings.
We may also pursue a number of strategic relationships. These relationships may be important to our business and growth prospects. However, we may not be able to maintain these relationships or develop new strategic alliances.

Cybersecurity risks could compromise our information and expose us to liability, which may harm our ability to operate effectively and may cause harm to our business and reputation.
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
We have not experienced any known attacks on our information technology systems that compromised any confidential information. We maintain our information technology systems with safeguard protections against cyber-attacks including passive intrusion protection, firewalls and virus detection software. In addition, we provide our employees with extensive training on best ways to protect our patient information, including, among others, avoiding phishing emails and sharing access to sensitive information on a need-only basis. However, these safeguards do not ensure that a significant cyber-attack could not occur. Although we have taken steps to protect the security of our information technology systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage or the improper access or disclosure of personal health information or personally identifiable information such as in the event of cyber-attacks.
Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches can create system disruptions or shutdowns or the unauthorized use or disclosure of confidential information. If personal information or protected health information is improperly accessed, tampered with or disclosed as a result of a security breach, we may incur significant costs to notify, and mitigate potential harm to the affected individuals, and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other federal or state laws protecting confidential personal information. In addition, a security breach of our information technology systems could damage our reputation, subject us to liability claims or regulatory penalties for compromised personal information and could have a material adverse effect on our business, financial condition, and results of operations.
Our business is dependent on the services provided by third-party information technology vendors.
Our information technology infrastructure includes hosting services provided by third parties. While we believe these third parties are high-performing organizations with secure platforms and customary certifications, they could suffer a security breach or business interruption, which in turn could impact our operations negatively. In addition, changes in pricing terms charged by our technology vendors may adversely affect our financial performance.
Failure to maintain effective internal control over our financial reporting could have an adverse effect on our ability to report our financial results on a timely and accurate basis.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and is required to evaluate the effectiveness of these controls and procedures on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Effective internal control over financial reporting is necessary for us to provide reliable financial reports, to help mitigate the risk of fraud and to operate successfully. Any failure to implement and maintain effective internal controls could result in material weaknesses or material misstatements in our consolidated financial statements.
If we fail to maintain effective internal control over financial reporting, or our independent registered public accounting firm is unable to provide us with an unqualified attestation report on our internal control, we may be required to take corrective measures or restate the affected historical financial statements. In addition, we may be subjected to investigations and/or sanctions by federal and state securities regulators and/or civil lawsuits by security holders. Any of the foregoing could also cause investors to lose confidence in our reported financial information and in us and would likely result in a decline in the market price of our stock and in our ability to raise additional financing if needed in the future.

Acts of God such as major weather disturbances could disrupt our business.
We operate in a network of prescribers, providers, patients and facilities that can be negatively impacted by local weather disturbances and other force majeure events. For example, in anticipation of major weather events, patients with impaired health may be moved to alternate sites. After a major weather event, availability of electricity, clean water and transportation can impact our ability to provide service in patients’ homes. Similarly, such events could impact key suppliers or vendors, disrupting the services or materials they provide to us. In addition, acts of God and other force majeure events may cause a reduction in our business or increased costs, such as increased costs in our operations as we incur overtime charges or redirect services to other locations, delays in our ability to work with payers, hospitals, physicians and other strategic partners on new business initiatives, and disruption to referral patterns as patients are moved out of facilities affected by such events or are unable to return to sites of service in patients’ homes.
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We currently lease all of our properties from third parties under various lease terms expiring over periods extending through 2035, in addition to a number of non-material, month-to-month leases. Our corporate headquarters is located at 3000 Lakeside Drive, Suite 300N, Bannockburn, IL 60015. Our other properties mainly consist of infusion pharmacies equipped with clean room and compounding capabilities. Some infusion pharmacies are co-located with an ambulatory infusion center where patients receive infusion treatments. As of December 31, 2022, we have 96 pharmacies and 67 stand-alone ambulatory infusion suites that support our infusion services business in 44 states.
Item 3.    Legal Proceedings
 For a summary of material legal proceedings, if any, refer to Note 14, Commitments and Contingencies, of the consolidated financial statements included in Item 8 of this Annual Report.
Item 4.    Mine Safety Disclosures
Item not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our Common Stock, par value $0.0001 per share, is traded on the Nasdaq Global Select Market under the symbol “OPCH”.
Holders of Record
As of February 20, 2023, there were 118 stockholders of record of our Common Stock.
Dividend Policy
We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Recent Sale of Unregistered Securities and Use of Proceeds
None.

Stock Performance Graph
The following graph compares the total cumulative returns of BioScrip through August 6, 2019 and Option Care Health from August 7, 2019 through December 31, 2022 with the total cumulative returns of the Nasdaq Composite Index, Nasdaq Health Services Index, and the S&P Health Care Services Select Industry Index for the five-year period from December 31, 2017 through December 31, 2022. The Company included the S&P Health Care Services Select Industry Index as an industry benchmark comparison for the year ended December 31, 2022 as it more accurately represents a true benchmark of the Company’s peer group and will align to our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2022. The Company may consider transitioning away from the use of the Nasdaq Health Services Index as a comparative index in future Annual Reports. The graph shows the performance of a $100 investment in our Common Stock and each index as of December 31, 2017.

	Year Ended December 31,
	2017	2018	2019	2020	2021	2022
Option Care Health, Inc.	$100.00	$122.68	$128.18	$134.36	$244.33	$258.51
Nasdaq Composite Index	$100.00	$96.12	$129.97	$186.69	$226.63	$151.61
Nasdaq Health Services Index	$100.00	$95.83	$120.59	$156.81	$151.25	$120.35
S&P Health Care Services Select Industry Index	$100.00	$102.35	$121.19	$161.19	$176.41	$141.01
* $100 invested on December 31, 2017 in stock or index, including reinvestment of dividends.

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
Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this Annual Report and specifically under the caption “Forward-Looking Statements” and in Item 1A. “Risk Factors” in this Annual Report. In addition, the following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 8 in this Annual Report.
Business Overview
Option Care Health and its wholly-owned subsidiaries provide infusion therapy and other ancillary health care services through a national network of 163 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists, work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, therapies for chronic inflammatory disorders and neurological disorders, immunoglobulin therapy, and other therapies for chronic and acute conditions.
On April 7, 2015, HC I and HC II collectively acquired Walgreens Infusion Services, Inc. and its subsidiaries from Walgreen Co., and the business was rebranded as Option Care.
On March 14, 2019, HC I and HC II entered into the Merger Agreement to merge with and into a wholly-owned subsidiary of BioScrip, a national provider of infusion and home care management solutions, which was completed on August 6, 2019. Following the close of the Merger, BioScrip was rebranded as Option Care Health.

Update on the Impact of the COVID-19 Pandemic
The primary operations of the Company focus on providing infusion therapy services and, based on the recent impact of the pandemic across the healthcare ecosystem, the Company began experiencing a related impact across a number of facets beginning in March 2020. The Company has been disrupted by both positive and negative referral patterns and experienced challenges in our staffing and our ability to procure personal protection equipment and key drugs. The Company anticipates that the pandemic could affect its operations for an extended period; however, at this time it cannot confidently forecast the duration nor the ultimate financial impact on its operations. See Item 1A. “Risk Factors” under the caption “The COVID-19 pandemic and other potential pandemic events could adversely impact our business, results of operations, cash flows and financial position” for further discussion of risks.
Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the years ended December 31, 2022 and 2021.
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
Depreciation and Amortization Expense. Depreciation within this caption includes infrastructure items such as intangibles amortization, computer hardware and software, office equipment and leasehold improvements. Depreciation of revenue-generating assets, such as infusion pumps, is included in cost of revenue.
Other Income (Expense)
Interest Expense, Net. Interest expense consists principally of interest payments on the Company’s outstanding borrowings under the ABL Facility, First Lien Term Loan, Senior Notes, amortization of discount and deferred financing fees, and payments associated with the interest rate cap. Refer to the “Liquidity and Capital Resources” section below for further discussion of these outstanding borrowings.
Equity in Earnings of Joint Ventures. Equity in earnings of joint ventures consists of our proportionate share of equity earnings or losses from equity investments in two infusion joint ventures with health systems.

Other, Net. Other income (expense) primarily includes prior year loss on extinguishment of debt incurred in connection with 2021 debt refinancings and miscellaneous non-operating expenses. Current year other income (expense) primarily includes the gain on sale of respiratory therapy assets, which closed in December 2022.
Income Tax Expense (Benefit). The Company is subject to taxation in the United States and various states. The Company’s income tax expense is reflective of the current federal and state tax rates.
Change in Unrealized Gains (Losses) on Cash Flow Hedges, Net of Income Tax Expense. Change in unrealized gains (losses) on cash flow hedges, net of income taxes, consists of the gains (losses) associated with the changes in the fair value of hedging instruments related to the interest rate caps and interest rate swaps, net of income taxes.

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the years ended December 31, 2022 and 2021 (in thousands, except for percentages). For discussion of Option Care Health’s consolidated results of operations for the year ended December 31, 2021 compared to 2020, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022.

	Year Ended December 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$3,944,735	100.0%	$3,438,640	100.0%
COST OF REVENUE	3,077,817	78.0%	2,659,034	77.3%
GROSS PROFIT	866,918	22.0%	779,606	22.7%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	566,122	14.4%	525,707	15.3%
Depreciation and amortization expense	60,565	1.5%	63,058	1.8%
Total operating expenses	626,687	15.9%	588,765	17.1%
OPERATING INCOME	240,231	6.1%	190,841	5.5%

OTHER INCOME (EXPENSE):
Interest expense, net	(53,806)	(1.4)%	(67,003)	(1.9)%
Equity in earnings of joint ventures	5,125	0.1%	6,030	0.2%
Other, net	14,218	0.4%	(13,374)	(0.4)%
Total other expense	(34,463)	(0.9)%	(74,347)	(2.2)%

INCOME BEFORE INCOME TAXES	205,768	5.2%	116,494	3.4%
INCOME TAX EXPENSE (BENEFIT)	55,212	1.4%	(23,404)	(0.7)%
NET INCOME	$150,556	3.8%	$139,898	4.1%

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized gains (losses) on cash flow hedges, net of income taxes of $7,259 and $0, respectively	21,610	0.5%	10,721	0.3%
OTHER COMPREHENSIVE INCOME	21,610	0.5%	10,721	0.3%
NET COMPREHENSIVE INCOME	$172,166	4.4%	$150,619	4.4%
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following tables present selected consolidated comparative results of operations for the years ended December 31, 2022 and 2021:
Gross Profit

	Year Ended December 31,
	2022	2021	Variance

	(in thousands, except for percentages)
Net revenue	$3,944,735	$3,438,640	$506,095	14.7%
Cost of revenue	3,077,817	2,659,034	418,783	15.7%
Gross profit	$866,918	$779,606	$87,312	11.2%
Gross profit margin	22.0%	22.7%

The 14.7% increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of mid-single-digit acute revenue growth relative to the prior year while chronic revenue grew in the mid-teens. Acute growth was driven primarily due to collaborating with referral sources, which increased the volume of patient service. Acquisition related growth accounted for approximately 2% and 3% of the increase in net revenue and gross profit, respectively. The increase in cost of revenue and gross profit was primarily driven by the growth in revenue. The decrease in gross margin percent was primarily driven by therapy mix and also impacted by inflationary pressures including labor, transportation, and medical supplies costs.

	Year Ended December 31,
	2022	2021	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$566,122	$525,707	$40,415	7.7%
Depreciation and amortization expense	60,565	63,058	(2,493)	(4.0)%
Total operating expenses	$626,687	$588,765	$37,922	6.4%
Selling, general and administrative expenses increased for the year ended December 31, 2022 primarily due to salaries, benefits and inflationary pressures, but has decreased as a percentage of revenue to 14.4% for the year ended December 31, 2022 as compared to 15.3% for the year ended December 31, 2021, as our revenue has grown at a faster pace than our selling, general and administrative expenses as the Company’s scaled enterprise partially mitigated the inflationary impacts.
The decrease in depreciation and amortization expense is primarily attributed to certain intangible assets whose useful life expired partially offset by additional intangible assets due to acquisitions.
Other Income (Expense)

	Year Ended December 31,
	2022	2021	Variance

	(in thousands, except for percentages)
Interest expense, net	$(53,806)	$(67,003)	$13,197	(19.7)%
Equity in earnings of joint ventures	5,125	6,030	(905)	(15.0)%
Other, net	14,218	(13,374)	27,592	206.3%
Total other expense	$(34,463)	$(74,347)	$39,884	(53.6)%
The decrease in interest expense for the year ended December 31, 2022 was primarily attributable to the debt refinancing of the First Lien Term Loan and issuance of the Senior Notes in October 2021. See Note 11, Indebtedness, of the consolidated financial statements for more information.
During the year ended December 31, 2022, the change in other, net is primarily due to a $10.3 million pre-tax gain from the sale of respiratory therapy assets that were previously held for sale (“Respiratory Therapy Asset Sale”), which closed in December 2022. In addition, a loss on extinguishment of debt incurred in conjunction with the January and October 2021 debt refinancing was included in the results for the year ended December 31, 2021. There was no comparable activity during the year ended December 31, 2022.
Income Tax Expense (Benefit)

	Year Ended December 31,
	2022	2021	Variance

	(in thousands, except for percentages)
Income tax expense (benefit)	$55,212	$(23,404)	$78,616	335.9%
The Company recorded income tax expense of $55.2 million and an income tax benefit of $23.4 million, which represents an effective tax rate of 26.8% and negative 20.1% for the years ended December 31, 2022 and 2021, respectively. The variance in the Company’s effective tax rate of 26.8% and negative 20.1% is primarily attributable to the release of the Company’s federal valuation allowance for the year ended December 31, 2021. The variance in the Company’s effective tax rate of 26.8% for the year ended December 31, 2022 compared to the federal statutory rate of 21% is primarily attributable to the difference between federal and state tax rates, as well as various non-deductible expenses.

Net Income and Other Comprehensive Income

	Year Ended December 31,
	2022	2021	Variance

	(in thousands, except for percentages)
Net income	$150,556	$139,898	$10,658	7.6%
Other comprehensive income, net of tax:
Changes in unrealized gains on cash flow hedges, net of income taxes	21,610	10,721	10,889	101.6%
Other comprehensive income	21,610	10,721	10,889	101.6%
Net comprehensive income	$172,166	$150,619	$21,547	14.3%
The change in net income was primarily attributable to organic growth from additional revenue related to the factors described in the above sections, in addition to the $10.3 million pre-tax gain from the Respiratory Therapy Asset Sale for the year ended December 31, 2022. In addition, the 2021 release of the Company’s valuation allowance as referenced in the Income Tax (Benefit) Expense section above was included in the results for the year ended December 31, 2021. There was no comparable activity during the year ended December 31, 2022.
For the year ended December 31, 2022, the change in unrealized gains on cash flow hedges, net of income taxes, was related to the increase in fair market value of the $300.0 million interest rate cap hedge. For the year ended December 31, 2021, the change in unrealized gains on cash flow hedges, net of income taxes, primarily related to the increase in fair value on the $925.0 million notional swap; the swap expired in August 2021.
The change in net comprehensive income was the result of the changes in net income, described above, further increased by the impact of the fair value of the interest rate cap hedge.
Liquidity and Capital Resources
For the years ended December 31, 2022 and 2021, the Company’s primary sources of liquidity were cash on hand of $294.2 million and $119.4 million, respectively. As of December 31, 2022, $168.3 million of borrowings available under its credit facilities (net of $6.7 million undrawn letters of credit issued and outstanding), described further below. During the years ended December 31, 2022 and 2021, the Company’s positive cash flows from operations have enabled investments in pharmacy and information technology infrastructure to support growth and create additional capacity in the future, as well as the pursuit of acquisitions.
The Company’s primary uses of cash include supporting our ongoing business activities, investment in capital expenditures in both facilities and technology, and the pursuit of acquisitions. Ongoing operating cash outflows are associated with procuring and dispensing drugs, personnel and other costs associated with servicing patients, as well as paying cash for interest on the outstanding debt and for income taxes. Ongoing investing cash flows are primarily associated with capital projects related to business acquisitions, the improvement and maintenance of our pharmacy facilities and investment in our information technology systems. Ongoing financing cash flows are primarily associated with the quarterly principal payments on our outstanding debt.
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
Short-Term and Long-Term Liquidity Requirements
Our ability to make principal and interest payments on any borrowings under our credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on our current level of operations and planned capital expenditures, we believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements for at least the next 12 months. We may require additional borrowings under our credit facilities and alternative forms of financings or investments to achieve our longer-term strategic plans.

Credit Facilities
As of December 31, 2022, the Company’s asset-based-lending revolving credit facility provided for borrowings up to $175.0 million, which matures on October 27, 2026 (the “ABL Facility”). The ABL Facility bears interest at a rate equal to, at the Company’s election, either (i) a base rate determined in accordance with the ABL Credit Agreement plus an applicable margin, which is equal to between 0.25% and 0.75% based on the historical excess availability as a percentage of the Line Cap (as such term is defined in the ABL Credit Agreement) and (ii) London Interbank offered Rate (“LIBOR”) (or a comparable successor rate, with a floor of 0.00% per annum) plus an applicable margin, which is equal to between 1.25% and 1.75% based on the historical excess availability as a percentage of the Line Cap. The Company had $6.7 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL Facility of $168.3 million as of December 31, 2022. Effective January 13, 2023, the Company entered into an agreement to amend the ABL Facility and increase the amount of borrowing availability by $50.0 million to $225.0 million total borrowing availability. As a result of the amended agreement, Secured Overnight Financing Rate (“SOFR”) was established as the new reference rate, replacing LIBOR.
The principal balance of the First Lien Term Loan is repayable in quarterly installments of $1.5 million plus interest, with a final payment of all remaining outstanding principal due on October 27, 2028. The quarterly principal payments commenced in March of 2022. Interest on the First Lien Term Loan is payable monthly on either (i) LIBOR (or a comparable successor rate, with a floor of 0.50% per annum) plus an applicable margin of 2.75% for Eurocurrency Rate Loans (as defined in the First Lien Term Loan agreement) and (ii) a base rate determined in accordance with the new First Lien Term Loan agreement, plus 1.75% for Base Rate Loans (as defined in the First Lien Term Loan agreement). The First Lien Term Loan agreement addresses reference rate reform and established SOFR as the benchmark replacement when LIBOR ceases to exist.
The Senior Notes bear interest at a rate of 4.375% per annum, which are payable semi-annually in arrears on October 31 and April 30 of each year, and which began on April 30, 2022. The Senior Notes mature on October 31, 2029.
Interest payments over the course of long-term debt obligations total an estimated $383.8 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on the LIBOR rate as of December 31, 2022. Actual payments are based on changes in LIBOR and exclude the interest rate cap derivative instrument.

Cash Flows
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table presents selected data from Option Care Health’s consolidated statements of cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Variance

	(in thousands)
Net cash provided by operating activities	$267,547	$208,569	$58,978
Net cash used in investing activities	(108,052)	(111,541)	3,489
Net cash provided by (used in) financing activities	15,268	(76,870)	92,138
Net increase in cash and cash equivalents	174,763	20,158	154,605
Cash and cash equivalents - beginning of period	119,423	99,265	20,158
Cash and cash equivalents - end of period	$294,186	$119,423	$174,763
Cash Flows from Operating Activities
The increase in cash flows provided by operating activities is primarily due to higher net income, decrease in interest expense due to the January and October 2021 debt refinancings, timing of vendor payments and deferred income taxes, which were partially offset by changes in inventory and accounts receivable during the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Cash Flows from Investing Activities
The decrease in cash flows used in investing activities is primarily due to the inflow from the Respiratory Therapy Asset Sale and partially offset by various acquisitions made within the year ended December 31, 2022, which are described in Note 3, Business Acquisitions and Divestitures, of the consolidated financial statements, as compared to various acquisitions during the year ended December 31, 2021.
Cash Flows from Financing Activities
The increase in cash flows provided by financing activities is primarily related to the proceeds from warrant exercises during the year ended December 31, 2022, with no comparable activity during the year ended December 31, 2021. Additionally, the cash used in financing activities for the year ended December 31, 2021, is related to the January and October 2021 debt refinancing activities, with no comparable activity during the year ended December 31, 2022.

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
The Company provides a variety of infusion-related therapies to patients, which frequently include multiple deliverables of pharmaceutical drugs and related nursing services. After applying the criteria from Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company concluded that multiple performance obligations exist in its contracts with its customers. Revenue is allocated to each performance obligation based on relative standalone price, determined based on reimbursement rates established in the third-party payer contracts. Pharmaceutical drug revenue is recognized at the time the pharmaceutical drug is delivered to the patient, and nursing revenue is recognized on the date of service.
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
After applying the criteria from ASC 606, an allowance for doubtful accounts is established only as a result of an adverse change in the payers’ ability to pay outstanding billings. As of December 31, 2022 and 2021, the Company had no allowance for doubtful accounts. The Company recorded an allowance for implicit price concessions based on its historical experience of additional revenue being recorded or revenue being written off when amounts received are greater than or less than the originally estimated net realizable value. The detailed assessments included, among other factors, current over/under payments which had not yet been applied to an account, historical contractual adjustments, and historical payments. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled.

Business Acquisitions
The Company accounts for business acquisitions in accordance with ASC Topic 805, Business Combinations (“ASC 805”), with assets and liabilities being recorded at their acquisition date fair values and goodwill being calculated as the purchase price in excess of the net identifiable assets. The application of ASC 805 requires management to make estimates and assumptions when determining the acquisition date fair values of acquired assets and assumed liabilities. Management’s estimates and assumptions include, but are not limited to, the future cash flows an asset is expected to generate and the weighted-average cost of capital. See Note 3, Business Acquisitions and Divestitures, for further discussion of business acquisitions.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company’s primary market risk exposure is changing LIBOR‑based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. At December 31, 2022, we had outstanding debt of $594.0 million under our First Lien Term Loan with a variable interest rate component. See Note 11, Indebtedness, of the consolidated financial statements for more information.
To reduce interest rate risk, the Company has utilized an interest rate derivative contract to hedge against fluctuations in LIBOR rates on the First Lien Term Loan. In conjunction with the October 2021 debt refinancing, the Company entered into an interest rate cap hedge with a notional amount of $300.0 million for a 5-year term effective on November 30, 2021. See Note 12, Derivative Instruments, of the consolidated financial statements for more information.
A hypothetical 100-basis point increase or decrease in market interest rates associated with the unhedged variable-rate debt over a twelve-month period would result in a change to interest expense of approximately $3.0 million.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Option Care Health, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Option Care Health, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over the evaluation of transaction price adjustments
As discussed in Notes 2 and 4 to the consolidated financial statements, net revenue is reported at the net realizable value amount that reflects the consideration the Company expects to receive in exchange for providing services. Revenues are from government payers, commercial payers, and patients for infusion therapy and other ancillary health care services. The Company estimates the transaction price adjustments based on the verification of the patient’s insurance coverage, historical price concessions, and historical payments.
We identified the sufficiency of audit evidence over the evaluation of transaction price adjustments as a critical audit matter. Complex auditor judgment was required to evaluate the sufficiency of audit evidence obtained due to the large volume of data and the information technology (IT) applications utilized in the transaction price adjustment process to capture and aggregate the data.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s transaction price adjustment process, including general IT controls and IT application controls. We involved IT professionals with specialized skills and knowledge who assisted in the identification and testing of certain IT systems used by the Company for the processing and recording of transaction price adjustments. We tested the relevance and reliability of the underlying data that served as the basis for the transaction price adjustments by agreeing a selection of certain data elements to underlying support. We assessed the sufficiency of audit evidence obtained related to transaction price adjustments by evaluating the cumulative results of the audit procedures.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Chicago, Illinois
February 23, 2023

OPTION CARE HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$294,186	$119,423
Accounts receivable, net	377,542	338,242
Inventories	224,281	183,095
Prepaid expenses and other current assets	98,330	69,496
Total current assets	994,339	710,256

NONCURRENT ASSETS:
Property and equipment, net	108,321	111,535
Operating lease right-of-use asset	72,424	74,777
Intangible assets, net	22,371	21,433
Referral sources, net	341,744	344,587
Goodwill	1,533,424	1,477,564
Deferred income taxes	—	27,033
Other noncurrent assets	40,313	23,733
Total noncurrent assets	2,118,597	2,080,662
TOTAL ASSETS	$3,112,936	$2,790,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$378,763	$279,246
Accrued compensation and employee benefits	76,906	83,503
Accrued expenses and other current liabilities	84,302	71,857
Current portion of operating lease liability	19,380	19,089
Current portion of long-term debt	6,000	6,000
Total current liabilities	565,351	459,695

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,058,204	1,059,900
Operating lease liability, net of current portion	71,441	74,492
Deferred income taxes	22,154	—
Other noncurrent liabilities	9,683	20,945
Total noncurrent liabilities	1,161,482	1,155,337
Total liabilities	1,726,833	1,615,032

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of December 31, 2022 and 2021, respectively.	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 182,341,420 shares issued and 181,957,698 shares outstanding as of December 31, 2022; 180,309,637 shares issued and 179,925,915 shares outstanding as of December 31, 2021.	18	18
Treasury stock; 383,722 shares outstanding, at cost, as of December 31, 2022 and 2021, respectively.	(2,403)	(2,403)
Paid-in capital	1,176,906	1,138,855
Retained earnings	190,423	39,867
Accumulated other comprehensive income (loss)	21,159	(451)
Total stockholders’ equity	1,386,103	1,175,886
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,112,936	$2,790,918
The accompanying notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2022	2021	2020
NET REVENUE	$3,944,735	$3,438,640	$3,032,610
COST OF REVENUE	3,077,817	2,659,034	2,350,346
GROSS PROFIT	866,918	779,606	682,264

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	566,122	525,707	500,199
Depreciation and amortization expense	60,565	63,058	71,310
Total operating expenses	626,687	588,765	571,509
OPERATING INCOME	240,231	190,841	110,755

OTHER INCOME (EXPENSE):
Interest expense, net	(53,806)	(67,003)	(107,770)
Equity in earnings of joint ventures	5,125	6,030	3,313
Other, net	14,218	(13,374)	(11,541)
Total other expense	(34,463)	(74,347)	(115,998)

INCOME (LOSS) BEFORE INCOME TAXES	205,768	116,494	(5,243)
INCOME TAX EXPENSE (BENEFIT)	55,212	(23,404)	2,833
NET INCOME (LOSS)	$150,556	$139,898	$(8,076)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gains (losses) on cash flow hedges, net of income taxes of $7,259, $0 and $0, respectively	21,610	10,721	(3,977)
OTHER COMPREHENSIVE INCOME (LOSS)	21,610	10,721	(3,977)
NET COMPREHENSIVE INCOME (LOSS)	$172,166	$150,619	$(12,053)

EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per share, basic	$0.83	$0.78	$(0.04)
Earnings (loss) per share, diluted	$0.83	$0.77	$(0.04)

Weighted average common shares outstanding, basic	181,105	179,855	180,971
Weighted average common shares outstanding, diluted	182,075	181,205	180,971
The accompanying notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$150,556	$139,898	$(8,076)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization expense	65,434	68,804	77,896
Non-cash operating lease costs	19,713	15,168	18,814
Deferred income taxes - net	49,187	(30,372)	1,196
(Gain)/loss on sale of assets	(9,403)	767	742
Loss on extinguishment of debt	—	13,387	11,545
Amortization of deferred financing costs	4,304	4,998	5,517
Loss on interest rate swaps upon discontinuing hedge accounting	—	—	3,746
Paid-in-kind interest capitalized as principal	—	—	7,525
Equity in earnings of joint ventures	(5,125)	(6,030)	(3,313)
Stock-based incentive compensation expense	16,783	9,575	2,920
Capital distribution from equity method investments	5,875	2,900	3,250
Change in contingent consideration liability	—	—	(1,500)
Other adjustments	—	844	—
Changes in operating assets and liabilities:
Accounts receivable, net	(36,889)	(4,273)	(3,924)
Inventories	(41,010)	(22,700)	(42,725)
Prepaid expenses and other current assets	(16,798)	1,420	(19,500)
Accounts payable	98,885	(10,381)	59,215
Accrued compensation and employee benefits	(7,770)	23,977	13,134
Accrued expenses and other current liabilities	10,535	18,383	22,809
Operating lease liabilities	(21,395)	(18,496)	(18,089)
Other noncurrent assets and liabilities	(15,335)	700	(3,790)
Net cash provided by operating activities	267,547	208,569	127,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(35,358)	(25,632)	(26,875)
Proceeds from sale of assets	14,670	—	—
Business acquisitions, net of cash acquired	(87,364)	(85,909)	—
Other investing cash flows	—	—	541
Net cash used in investing activities	(108,052)	(111,541)	(26,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options, vesting of restricted stock, and related tax withholdings	352	(32)	(904)
Net proceeds from issuance of common stock	—	—	118,934
Proceeds from warrant exercises	20,916	—	—
Proceeds from issuance of debt	—	855,136	—
Repayments of debt principal	(6,000)	(8,832)	(9,250)
Retirement of debt obligations	—	(910,345)	(174,000)
Deferred financing costs	—	(10,339)	(149)
Debt prepayment fees	—	(2,458)	(3,480)
Net cash provided by (used in) financing activities	15,268	(76,870)	(68,849)

NET INCREASE IN CASH AND CASH EQUIVALENTS	174,763	20,158	32,209
Cash and cash equivalents - beginning of the period	119,423	99,265	67,056
CASH AND CASH EQUIVALENTS - END OF PERIOD	$294,186	$119,423	$99,265

Supplemental disclosure of cash flow information:
Cash paid for interest	$50,372	$60,920	$97,640
Cash paid for income taxes	$13,438	$5,706	$2,884
Cash paid for operating leases	$25,311	$26,174	$26,809
The accompanying notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - December 31, 2019	$—	$18	$(2,403)	$1,008,362	$(91,955)	$(7,195)	$906,827
Stock-based incentive compensation	—	—	—	2,920	—	—	2,920
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(904)	—	—	(904)
Net proceeds from the issuance of common stock	—	1	—	118,933	—	—	118,934
Cancellation of common stock - see Note 16	—	(1)	—	1	—	—	—
Net loss	—	—	—	—	(8,076)	—	(8,076)
Other comprehensive loss	—	—	—	—	—	(3,977)	(3,977)
Balance - December 31, 2020	$—	$18	$(2,403)	$1,129,312	$(100,031)	$(11,172)	$1,015,724
Stock-based incentive compensation	—	—	—	9,575	—	—	9,575
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(32)	—	—	(32)
Net income	—	—	—	—	139,898	—	139,898
Other comprehensive income	—	—	—	—	—	10,721	10,721
Balance - December 31, 2021	$—	$18	$(2,403)	$1,138,855	$39,867	$(451)	$1,175,886
Stock-based incentive compensation	—	—	—	16,783	—	—	16,783
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	352	—	—	352
Exercise of warrants	—	—	—	20,916	—	—	20,916
Net income	—	—	—	—	150,556	—	150,556
Other comprehensive income	—	—	—	—	—	21,610	21,610
Balance - December 31, 2022	$—	$18	$(2,403)	$1,176,906	$190,423	$21,159	$1,386,103
The accompanying notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND PRESENTATION OF FINANCIAL STATEMENTS
Corporate Organization and Business — On April 7, 2015, HC I and HC II collectively acquired Walgreens Infusion Services, Inc. and its subsidiaries from Walgreen Co., and the business was rebranded as Option Care.
On March 14, 2019, HC I and HC II entered into the Merger Agreement to merge with and into a wholly-owned subsidiary of BioScrip, a national provider of infusion and home care management solutions, which was completed on August 6, 2019. Following the close of the Merger, BioScrip was rebranded as Option Care Health. The combined Company’s stock is listed on the Nasdaq Global Select Market as of December 31, 2022. During the year ended December 31, 2022, HC I completed a secondary offering of 11,000,000 shares of its Option Care common stock. Following this offering, HC I holds approximately 14.4% of the common stock of the Company.
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 96 full service pharmacies and 67 stand-alone ambulatory infusion sites. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services.
Basis of Presentation — The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States. GAAP requires management to make certain estimates and assumptions in determining assets, liabilities, revenue, expenses, and related disclosures. Actual amounts could differ materially from those estimates.
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
Price concessions may result from patient hardships, patient uncollectible accounts sent to collection agencies, lack of recovery due to not receiving prior authorization, differing interpretations of covered therapies in payer contracts, different pricing methodologies, or various other reasons. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), an allowance for doubtful accounts is established only as a result of an adverse change in the Company’s payers’ ability to pay outstanding billings. The Company had no allowance for doubtful accounts as of December 31, 2022 and 2021, respectively.
Included in accounts receivable are earned but unbilled gross receivables of $101.5 million and $80.1 million as of December 31, 2022 and 2021, respectively. Delays ranging from one day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources.
See Revenue Recognition for a further discussion of the Company’s revenue recognition policy.
Inventories — Inventories, which consists primarily of pharmaceuticals, is stated at the lower of first‑in, first‑out cost or net realizable value basis, which the Company believes is reflective of the physical flow of inventories.
Prepaid Expenses and Other Current Assets — Included in prepaid expenses and other current assets are rebates receivable from pharmaceutical and medical supply manufacturers of $53.4 million and $43.0 million for the years ended December 31, 2022 and 2021, respectively.
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

Goodwill, Intangible Assets, Property and Equipment, and Referral Sources — Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other. The Company tests goodwill for impairment annually, or more frequently whenever events or circumstances indicate impairment may exist. Goodwill is stated at cost less accumulated impairment losses. The Company completes its goodwill impairment test annually in the fourth quarter on a qualitative basis. See Note 10, Goodwill and Other Intangible Assets, for further discussion of the Company’s goodwill and other intangible assets.
Intangible assets arising from the Company’s acquisitions are amortized on a straight‑line basis over the estimated useful life of each asset. Referral sources have a useful life of fifteen to twenty years. Trademarks/names have a useful life ranging from ten to fifteen years. The useful lives for other amortizable intangible assets range from approximately two to nine years. The Company does not have any indefinite‑lived intangible assets.
Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation on owned property and equipment is provided for on a straight‑line basis over the estimated useful lives of owned assets. Leasehold improvements are amortized over the estimated useful life of the property or over the term of the lease, whichever is shorter. Estimated useful lives are seven years for infusion pumps and three to thirteen years for equipment. Major repairs, which extend the useful life of an asset, are capitalized in the property and equipment accounts. Routine maintenance and repairs are expensed as incurred. Computer software is included in property and equipment and consists of purchased software and internally-developed software. The Company capitalizes application-stage development costs for significant internally-developed software projects. Once the software is ready for its intended use, these costs are amortized on a straight‑line basis over the software’s estimated useful life, generally five years. Costs recognized in the preliminary project phase and the post-implementation phase, as well as maintenance and training costs, are expensed as incurred.
The Company assesses long‑lived assets for impairment whenever events or circumstances indicate that a certain asset or asset group may be impaired. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Equity-Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying consolidated balance sheets. As of December 31, 2022 and 2021, the balance of the investments was $19.4 million and $20.1 million, respectively. The investments are increased to reflect the Company’s capital contributions and equity in earnings of the investees. The investments are decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying consolidated statements of comprehensive income (loss). The Company’s proportionate share of earnings was $5.1 million, $6.0 million and $3.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Distributions from the investees are treated as cash inflows from operating activities in the consolidated statements of cash flows. During the years ended December 31, 2022, 2021 and 2020, the Company received distributions from the investees of $5.9 million, $2.9 million and $3.3 million, respectively. See Note 17, Related-Party Transactions, for discussion of related-party transactions with these investees.
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
Revenue Recognition — Net revenue is reported at the net realizable value amount that reflects the consideration the Company expects to receive in exchange for providing goods and services. Revenues are from government payers, commercial payers, and patients for goods and services provided and are based on a gross price based on payer contracts, fee schedules, or other arrangements less any implicit price concessions.
Due to the nature of the health care industry and the reimbursement environment in which the Company operates, certain estimates are required to record revenue and accounts receivable at their net realizable values at the time goods or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available.

The Company assesses the expected consideration to be received at the time of patient acceptance, based on the verification of the patient’s insurance coverage, historical information with the patient, similar patients, or the payer. Performance obligations are determined based on the nature of the services provided by the Company. The majority of the Company’s performance obligations are to provide infusion services to deliver medicine, nutrients, or fluids directly into the body.
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
Stock Based Incentive Compensation — The Company accounts for stock-based incentive compensation expense in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Stock-based incentive compensation expense is based on the grant date fair value. The Company estimates the fair value of stock option awards using a Black-Scholes option pricing model and the fair value of restricted stock unit awards using the closing price of the Company’s common stock on the grant date. For awards with a service-based vesting condition, the Company recognizes expense on a straight-line basis over the service period of the award. For awards with performance-based vesting conditions, the Company will recognize expense when it is probable that the performance-based conditions will be met. When the Company determines that it is probable that the performance-based conditions will be met, a cumulative catch-up of expense will be recorded as if the award had been vesting on a straight-line basis from the award date. The award will continue to be expensed on a straight-line basis through the remainder of the vesting period and will be updated if the Company determines that there has been a change in the probability of achieving the performance-based conditions. The Company records the impact of forfeited awards in the period in which the forfeiture occurs.
Business Acquisitions — The Company accounts for business acquisitions in accordance with ASC Topic 805, Business Combinations, with assets and liabilities being recorded at their acquisition date fair value and goodwill being calculated as the purchase price in excess of the net identifiable assets. See Note 3, Business Acquisitions and Divestitures, for further discussion of the Company’s business acquisitions.
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

The Company recognizes income tax positions that are more likely than not to be sustained on their technical merits. The Company measures recognized income tax positions at the maximum benefit that is more likely than not, based on cumulative probability, realizable upon final settlement of the position. Interest and penalties related to unrecognized tax benefits are reported in income tax expense (benefit).
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 14%, 16% and 15% for the years ended December 31, 2022, 2021 and 2020, respectively. There were no other managed care contracts that represent greater than 10% of revenue for the years presented.
For the years ended December 31, 2022, 2021 and 2020, approximately 12%, 12% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs such as Medicare and Medicaid. As of December 31, 2022 and 2021, approximately 13% and 11%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
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
For the years ended December 31, 2022 and 2021, approximately 73% and 74%, respectively, of the Company’s pharmaceutical and medical supply purchases were from four vendors. For the year ended December 31, 2020, approximately 70% of the Company’s pharmaceutical and medical supply purchases were from three vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results. Although there is uncertainty regarding the COVID-19 pandemic, as of December 31, 2022 the Company has been able to maintain adequate levels of supplies and pharmaceuticals to support its operations.
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

Recently Issued Accounting Pronouncements — In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The FASB further issued ASU 2021-01 to clarify the scope of Topic 848 and was effective immediately upon issuance. The ASU 2020-04 was adopted during the year ended December 31, 2022. The adoption did not have any material impact on the Company’s results of operations, cash flows or financial position.
3. BUSINESS ACQUISITIONS AND DIVESTITURES
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
Infinity Infusion Nursing LLC — In October 2021, pursuant to the equity purchase agreement dated October 1, 2021, the Company completed the 100% acquisition of the equity interest in Infinity Infusion LLC (“Infinity”) for a purchase price, net of cash acquired of $59.6 million, which is comprised of a $50.0 million cash payment, two contingent $5.0 million payments (included as a non-cash change in other noncurrent assets and liabilities within the consolidated statements of cash flows), and $(0.4) million of other purchase price adjustments.
The allocation of the purchase price of Infinity was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, with the total purchase price being allocated to the assets and liabilities acquired based on the relative fair value of each asset and liability. The Company has finalized the purchase price allocation of the acquisition and no purchase accounting adjustments were made. The following is an allocation of acquired identifiable assets and assumed liabilities, net of cash acquired, as of December 31, 2022 (in thousands):

Amount
Accounts receivable	$2,219
Intangible assets	25,400
Accounts payable and other assumed liabilities	(539)
Fair value identifiable assets and liabilities	27,080
Goodwill (1)	32,524
Cash acquired	1,426
Purchase price	61,030
Less: cash acquired	(1,426)
Purchase price, net of cash acquired	$59,604
(1) Goodwill is attributable to cost synergies from operational efficiencies and establishing a more comprehensive clinical platform through the Company’s national infrastructure and Infinity’s nursing network.

Wasatch Infusion LLC Acquisition — In December 2021, pursuant to the executed asset purchase agreement on December 29, 2021, the Company completed the acquisition of Wasatch Infusion LLC (“Wasatch”) for a purchase price of $19.5 million, which is comprised of a $17.8 million cash payment, a contingent $2.0 million payment (included as a non-cash change in other noncurrent assets and liabilities within the consolidated statements of cash flows), and $(0.3) million of other purchase price adjustments.
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
The allocation of the purchase price of SPNN was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, with the total purchase price being allocated to the assets and liabilities acquired based on the relative fair value of each asset and liability. As of December 31, 2022, the Company finalized the purchase price allocation of the acquisition. Certain adjustments were made to preliminary valuation amounts related to accrued compensation. The following is a final allocation of the consideration transferred to acquired identifiable assets and assumed liabilities (in thousands):

Amount
Accounts receivable	$2,303
Intangible assets	25,580
Other assets	600
Accrued compensation	(1,115)
Accounts payable and other liabilities	(1,168)
Fair value identifiable assets and liabilities	26,200
Goodwill (1)	33,746
Cash acquired	661
Purchase price	60,607
Less: cash acquired	(661)
Purchase price, net of cash acquired	$59,946
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
The allocation of the purchase price of RHI was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, with the total purchase price being allocated to the assets and liabilities acquired based on the relative fair value of each asset and liability. The following is a preliminary estimate of the allocation of the consideration transferred, open for accounts receivable, to acquired identifiable assets and assumed liabilities, net of cash acquired, as of December 31, 2022 (in thousands):

Amount
Accounts receivable	$831
Intangible assets	5,449
Other assets	394
Accounts payable and other liabilities	(434)
Fair value identifiable assets and liabilities	6,240
Goodwill (1)	21,178
Cash acquired	201
Purchase price	27,619
Less: cash acquired	(201)
Purchase price, net of cash acquired	$27,418
(1) Goodwill is attributable to cost synergies from procurement and operational efficiencies and elimination of duplicative administrative costs.
Respiratory Therapy Asset Sale - As of September 30, 2022, the Company determined that certain respiratory therapy assets met the applicable criteria as being held for sale. In October 2022, the Company entered into a definitive agreement to sell these assets. The Company closed the transaction in December 2022, for a sale price of $18.4 million comprised of $14.7 million in proceeds received at the time of closing and $3.7 million recorded as a current asset due within one year (included as a non-cash change in prepaid expenses and other current assets within the consolidated statements of cash flows). Pursuant to the final transaction terms, $8.8 million of assets were sold, along with $0.7 million of liabilities that were previously classified as held for sale at the lower of their carrying amount or fair values less cost to sell. As a result of the transaction, a $10.3 million pre-tax gain on sale was recorded within Other, net in the Company’s consolidated statements of comprehensive income (loss).
4. REVENUE
The following table sets forth the net revenue earned by category of payer for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Commercial payers	$3,421,888	$2,971,900	$2,618,112
Government payers	477,818	417,088	374,940
Patients	45,029	49,652	39,558
Net revenue	$3,944,735	$3,438,640	$3,032,610
5. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan and matches 100% of employee contributions, up to 4% of employee compensation. The Company recorded expense for the defined contribution plan of $12.2 million, $11.6 million and $9.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. In the years ended December 31, 2022, 2021 and 2020, Company contributions of $11.8 million, $10.9 million and $8.9 million, respectively, were paid.

6. INCOME TAXES
The income tax expense (benefit) consists of the following for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
US federal income tax expense (benefit):
Current	$4,103	$—	$(69)
Deferred	38,810	(30,411)	996
	42,913	(30,411)	927
State income tax expense:
Current	9,182	6,817	1,707
Deferred	3,117	190	199
	12,299	7,007	1,906
Total income tax expense (benefit)	$55,212	$(23,404)	$2,833
The difference between the statutory federal income tax rate and the effective tax rate is as follows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
US federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes net of federal tax benefit	5.0%	4.9%	(29.5)%
Valuation allowance	0.0%	(46.2)%	(29.9)%
Stock-based compensation	0.0%	(0.1)%	6.7%
Non-deductible compensation	0.4%	0.1%	(16.3)%
Non-deductible expenses	0.2%	0.3%	(8.2)%
Other, net	0.2%	(0.1)%	2.2%
Effective income tax rate	26.8%	(20.1)%	(54.0)%
The Company recorded income tax expense of $55.2 million and income tax benefit of $23.4 million, which represents an effective tax rate of 26.8% and negative 20.1% for the years ended December 31, 2022 and 2021, respectively. The variance in the Company’s effective tax rate of 26.8% and negative 20.1% is primarily attributable to the release of the Company’s federal valuation allowance for the year ended December 31, 2021. The variance in the Company’s effective tax rate of 26.8% for the year ended December 31, 2022 compared to the federal statutory rate of 21% is primarily attributable to the difference between federal and state tax rates, as well as various non-deductible expenses.

The components of deferred income tax assets and liabilities using the 21% U.S. Federal statutory tax rate were as follows as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Price concessions	$6,169	$6,373
Compensation and benefits	5,517	5,889
Interest limitation carryforward	29,453	35,114
Operating lease liability	22,765	23,266
Net operating losses	62,027	97,880
Other	6,576	6,381
Deferred tax assets before valuation allowance	132,507	174,903
Valuation allowance	(13,056)	(13,151)
Deferred tax assets net of valuation allowance	119,451	161,752

Deferred tax liabilities:
Accelerated depreciation	(7,026)	(10,602)
Operating lease right-of-use asset	(18,076)	(18,437)
Intangible assets	(57,673)	(61,629)
Goodwill	(44,949)	(36,702)
Other	(13,881)	(7,349)
Deferred tax liabilities	(141,605)	(134,719)
Net deferred tax (liabilities) assets	$(22,154)	$27,033
Deferred tax assets are generally required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the year ended December 31, 2022, the Company maintains a valuation allowance of $13.1 million against certain state net operating losses. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities, including the effect in available carryback and carryforward periods, projected taxable income and tax-planning strategies, in making this assessment. On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated.
The Company is subject to taxation in the United States and various states. At December 31, 2022, the Company had $201.3 million of gross federal NOL carryforwards all of which are currently available to offset future taxable income in the United States and reflected as a deferred tax asset of the company. Gross federal NOL carryforwards of $144.9 million expire beginning in 2027 through 2036 and $56.4 million have an indefinite carryforward period. At December 31, 2021, the Company had $358.4 million of gross federal NOL’s. At December 31, 2022 and 2021, the Company had $118.1 million and $140.2 million of interest limitation carryforwards which have an indefinite carryforward period. At December 31, 2022 and 2021, the Company also had $349.5 million and $405.1 million of cumulative gross state NOL carryforwards available to offset future taxable income in various states. These state NOL carryforwards will begin to expire beginning in 2023 through 2041, with some having an indefinite carryforward period.
At December 31, 2022 and 2021, the unrecognized tax benefits for uncertain tax positions was $0.

The following table presents the valuation allowance for deferred tax assets for the years ended December 31, 2022, 2021 and 2020 (in thousands):

		Additions
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged (Benefit) to Other Accounts	Balance at End Period
2020: Valuation allowance for deferred tax assets	$109,531	$1,549	$1,005	$112,085
2021: Valuation allowance for deferred tax assets	$112,085	$(96,136)	$(2,798)	$13,151
2022: Valuation allowance for deferred tax assets	$13,151	$(95)	$—	$13,056
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
The earnings (loss) is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the years ended December 31, 2022 and 2021 includes the effect of shares that would be issued in connection with warrants, stock options and restricted stock awards, as these common stock equivalents are dilutive to the earnings per share. The computation of diluted shares for the year ended December 31, 2020 excludes the effect of shares that would be issued in connection with warrants, stock options and restricted stock awards, as their inclusion would be anti-dilutive to the loss per share. As of December 31, 2022, there were 629,690 stock option awards and 205,652 restricted stock awards outstanding that were excluded from the calculation as they would be anti-dilutive. As of December 31, 2021, there were 457,753 warrants, 490,968 stock options and 316,454 restricted stock awards outstanding that were excluded from the calculation as they were anti-dilutive. As of December 31, 2020, there were 2,285,784 warrants, 412,831 stock options and 549,650 restricted stock awards outstanding that were excluded from the calculation as they were anti-dilutive.
The following table presents the Company’s basic earnings (loss) per share and shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) (1) (2)	$150,556	$139,898	$(8,076)
Denominator:
Weighted average number of common shares outstanding	181,105	179,855	180,971
Earnings (loss) per Common Share:
Earnings (loss) per common share, basic	$0.83	$0.78	$(0.04)
(1) Net income (loss) for the year ended December 31, 2021 includes the impact of the Company’s release of its valuation allowance. See Note 6, Income Taxes, for further discussion.
(2) Net income (loss) for the year ended December 31, 2022 includes the impact of the Company’s Respiratory Therapy Asset Sale. See Note 3, Business Acquisitions and Divestitures, for further discussion.
The following table presents the Company’s diluted earnings (loss) per share and shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) (1) (2)	$150,556	$139,898	$(8,076)
Denominator:
Weighted average number of common shares outstanding	181,105	179,855	180,971
Effect of dilutive securities	970	1,350	—
Weighted average number of common shares outstanding, diluted	182,075	181,205	180,971
Earnings (loss) per Common Share:
Earnings (loss) per common share, diluted	$0.83	$0.77	$(0.04)
(1) Net income (loss) for the year ended December 31, 2021 includes the impact of the Company’s release of its valuation allowance. See Note 6, Income Taxes, for further discussion.
(2) Net income (loss) for the year ended December 31, 2022 includes the impact of the Company’s Respiratory Therapy Asset Sale. See Note 3, Business Acquisitions and Divestitures, for further discussion.

8. LEASES
During the years ended December 31, 2022 and 2021, the Company incurred operating lease expenses of $29.1 million and $29.8 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the consolidated statements of comprehensive income (loss). As of December 31, 2022, the weighted-average remaining lease term was 6.5 years and the weighted-average discount rate was 5.25%.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2023	$24,047
2024	17,867
2025	15,118
2026	12,372
2027	9,948
2028 and beyond	27,535
Total lease payments	106,887
Less: Interest	(16,066)
Present value of lease liabilities	$90,821
During the year ended December 31, 2022, the Company commenced new leases, extensions and amendments, resulting in non-cash investing and financing activities in the consolidated statements of cash flows of $17.2 million related to the increases in the operating lease right-of-use asset and operating lease liabilities, respectively. As of December 31, 2022, the Company did not have any significant operating or financing leases that had not yet commenced.

9. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Infusion pumps	$34,942	$34,547
Equipment, furniture and other	31,929	52,913
Leasehold improvements	99,085	92,229
Computer software, purchased and internally developed	34,922	30,744
Assets under development	29,411	19,924
	230,289	230,357
Less: accumulated depreciation	121,968	118,822
Property and equipment, net	$108,321	$111,535
Depreciation expense is recorded within cost of revenue and operating expenses within the consolidated statements of comprehensive income (loss), depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year ended December 31,
	2022	2021	2020
Depreciation expense in cost of revenue	$4,869	$5,746	$6,586
Depreciation expense in operating expenses	27,374	29,865	36,180
Total depreciation expense	$32,243	$35,611	$42,766

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
A qualitative impairment analysis was performed in the fourth quarter of 2022, 2021 and 2020, to assess whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying value. The Company assessed relevant events and circumstances including macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and changes in the Company’s stock price. The Company determined that there was no goodwill impairment in 2022, 2021 or 2020.
The determination of fair value for acquisitions and the allocation of that value to individual assets and liabilities within the reporting unit requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures. Actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit, the amount of the goodwill impairment charge, or both. The Company did not recognize any accumulated impairment losses at the beginning of the period.
Changes in the carrying amount of goodwill consist of the following activity for the years ended December 31, 2022, 2021 and 2020 (in thousands):

Balance at December 31, 2019	$1,425,542
Purchase accounting adjustments	3,068
Balance at December 31, 2020	$1,428,610
Acquisitions	48,954
Balance at December 31, 2021	$1,477,564
Acquisitions	54,543
Purchase accounting adjustments	1,317
Balance at December 31, 2022	$1,533,424

The carrying amount and accumulated amortization of intangible assets consists of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Gross intangible assets:
Referral sources	$509,646	$482,200
Trademarks/names	38,508	47,718
Other amortizable intangible assets	912	1,037
Total gross intangible assets	549,066	530,955

Accumulated amortization:
Referral sources	(167,902)	(137,613)
Trademarks/names	(16,901)	(26,936)
Other amortizable intangible assets	(148)	(386)
Total accumulated amortization	(184,951)	(164,935)
Total intangible assets, net	$364,115	$366,020
Amortization expense for intangible assets was $32.9 million, $32.9 million and $35.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Expected future amortization expense for intangible assets recorded at December 31, 2022, is as follows (in thousands):

Amount
2023	$33,747
2024	33,738
2025	33,737
2026	33,737
2027	33,597
2028 and beyond	195,559
Total	$364,115

11. INDEBTEDNESS
Long-term debt consisted of the following as of December 31, 2022 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL Facility	$—	$—	$—	$—
First Lien Term Loan	594,000	(8,307)	(11,529)	574,164
Senior Notes	500,000	—	(9,960)	490,040
	$1,094,000	$(8,307)	$(21,489)	1,064,204
Less: current portion				(6,000)
Total long-term debt				$1,058,204
Long-term debt consisted of the following as of December 31, 2021 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL Facility	$—	$—	$—	$—
First Lien Term Loan	600,000	(9,605)	(13,331)	577,064
Senior Notes	500,000	—	(11,164)	488,836
	$1,100,000	$(9,605)	$(24,495)	1,065,900
Less: current portion				(6,000)
Total long-term debt				$1,059,900

As of December 31, 2022 and 2021, the Company’s ABL Facility provided for borrowings up to $175.0 million, and matures on October 27, 2026. The ABL Facility bears interest at a rate equal to, at the Company’s election, either (i) a base rate determined in accordance with the ABL Credit Agreement plus an applicable margin, which is equal to between 0.25% and 0.75% based on the historical excess availability as a percentage of the Line Cap (as such term is defined in the ABL Credit Agreement); and (ii) LIBOR (or a comparable successor rate, with a floor of 0.00% per annum) plus an applicable margin, which is equal to between 1.25% and 1.75% based on the historical excess availability as a percentage of the Line Cap. The ABL Facility contains commitment fees payable on the unused portion ranging from 0.25% to 0.375%, depending on various factors including the Company’s leverage ratio, type of loan and rate type, and letter of credit fees of 2.50%. Borrowings under the ABL Facility are secured by a first priority security interest in the Company’s and each of its subsidiaries’ inventory, accounts receivable, cash, deposit accounts and certain assets and property related thereto (the “ABL Priority Collateral”), in each case subject to certain exceptions, and a third priority security interest in the Term Loan Priority Collateral, as defined below. The ABL Credit Agreement was amended in October 2021, and prior to the amendment, the ABL Facility bore interest at a per annum rate initially provided that was determined by the Company’s periodic selection of rate type, either the base rate or the Eurocurrency rate and previously matured on August 6, 2024. Interest on the ABL Facility was charged on base rate loans at the greater of base rate, as defined, or 0.25% plus 1.25% to 1.75%, depending on the historical excess availability as a percentage of the Line Cap, as defined in the ABL Facility credit agreement. Interest on the ABL Facility was charged on Eurocurrency rate loans at the Eurocurrency rate, as defined, plus 2.25% to 2.75%, depending on the historical excess availability as a percentage of the Line Cap, as defined in the ABL Facility credit agreement. The Company had $6.7 million and $7.1 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL Facility of $168.3 million and $167.9 million, as of December 31, 2022 and 2021, respectively. Effective January 13, 2023, the Company entered into an agreement to amend the ABL Facility and increase the amount of borrowing availability by $50.0 million to $225.0 million total borrowing availability. As a result of the amended agreement, Secured Overnight Financing Rate (“SOFR”) was established as the new reference rate, replacing LIBOR.

The Company entered into the First Lien Term Loan Agreement (the “First Lien Credit Agreement Amendment”), which commenced in October 2021 (the “October 2021 Refinancing”). The First Lien Term Loan (the “First Lien Term Loan Facility”) is charged an interest rate equal to, at the Company’s option, either (i) LIBOR (or a comparable successor rate, with a floor of 0.50% per annum) plus an applicable margin of 2.75% for Eurocurrency Rate Loans (as such term is defined in the First Lien Term Loan Agreement); and (ii) a base rate determined in accordance with the First Lien Term Loan Agreement, plus 1.75% for Base Rate Loans (as such term is defined in the First Lien Term Loan Agreement). The First Lien Term Loan Facility is repayable in quarterly installments, which began in March 2022, and matures on October 27, 2028. The interest rate on the First Lien Term Loan was 6.82% and 3.25% as of December 31, 2022 and 2021, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 4.52% and 3.79% for the years ended December 31, 2022 and 2021, respectively.
The October 2021 Refinancing refinanced the $1,157.0 million outstanding on the Company’s prior First Lien Term Loan due in 2026. The Company amended the existing First Lien Term Loan, to provide $600.0 million of refinanced borrowings. The principal balance of the First Lien Term Loan prior to the October 2021 Refinancing was repayable in quarterly installments which commenced in March 2020 of $2.3 million plus interest, with a final payment of all remaining outstanding principal due on August 6, 2026. Interest on the First Lien Term Loan was payable monthly on base rate loans at base rate, as defined, plus 3.25% to 3.50%, depending on the Company’s leverage ratio. Interest is charged on Eurocurrency rate loans at the Eurocurrency rate, as defined, plus 4.25% to 4.50%, depending on the Company’s leverage ratio. Amounts borrowed under the First Lien Term Loan were secured by a first priority security interest in each of the Company’s subsidiaries’ capital stock (subject to certain exceptions) and substantially all of the Company’s property and assets (other than the ABL Priority Collateral) (the “Term Loan Priority Collateral”), in each case subject to certain exceptions, and a second priority security interest in the ABL Priority Collateral.
In conjunction with the refinancing, the Company also issued $500.0 million in aggregate principal of unsecured senior notes (“Senior Notes”). The Senior Notes bear interest at a rate of 4.375% per annum payable semi-annually in arrears on October 31 and April 30 of each year, commencing on April 30, 2022. The Senior Notes mature on October 31, 2029. The interest rate on the Senior Notes was 4.375% as of both December 31, 2022 and 2021, respectively. The weighted average interest rate incurred on the Senior Notes was 4.375% for both years ended December 31, 2022 and 2021, respectively.
The Company assessed whether the October 2021 Refinancing resulted in an insubstantial modification or an extinguishment of the existing debt for each loan in the syndication by grouping lenders as follows: (i) Lenders continuing to participate in either the First Lien Term Loan Facility and Senior Notes; (ii) previous lenders that exited; and (iii) new lenders. The Company determined that $35.7 million of the First Lien Term Loan was extinguished, which was disclosed as an outflow from financing activities in the condensed consolidated statements of cash flows. The First Lien Term Loan had insubstantial modifications for lenders that continued to participate in either debt instrument, which resulted in a cash outflow from financing activities of $558.3 million in the consolidated statements of cash flows. The Company determined that $501.4 million of new debt was issued related to the First Lien Term Loan, which is disclosed as an inflow from financing activities in the consolidated statements of cash flows. In connection with the refinancing of the First Lien Term Loan and issuance of the Senior Notes, the Company incurred $10.7 million in debt issuance costs and third-party fees, of which $8.8 million was capitalized, $1.7 million was expensed as a component of other expense and $0.2 million was expensed as a loss on extinguishment as a component of other expense in the consolidated statements of comprehensive income (loss). Further, $1.5 million of the total fees incurred of $10.7 million was netted against the $501.4 million of proceeds from debt as a component of the cash flows from financing activities, $7.4 million was presented as deferred financing costs as a component of cash flows from financing activities, and the remaining $1.8 million was included in cash flows from operating activities in the consolidated statements of cash flows.
The Company recognized a loss on extinguishment of debt of $1.0 million included in the line entitled “Other, net” in the consolidated statements of comprehensive income (loss), of which $0.2 million related to debt issuance costs incurred with the First Lien Term Loan refinancing and issuance of the Senior Notes, as discussed above, and $0.8 million related to existing deferred financing fees that were written off upon extinguishment within the consolidated statements of comprehensive income (loss) and cash flows during the year ended December 31, 2021.

Prior to the October 2021 Refinancing, the Company entered into an amendment on the First Lien Term Loan in January 2021 (the “January 2021 Refinancing”). The January 2021 Refinancing resulted in an additional $250.0 million of incremental First Lien Term Loan indebtedness being issued in addition to the $915.8 million outstanding and reduced the interest rate on all outstanding First Lien Term Loan indebtedness from LIBOR plus 4.25% to LIBOR plus 3.75%. The proceeds of the $250.0 million incremental First Lien Term Loan indebtedness were used to prepay the remaining $245.8 million balance of the previous $400.0 million senior secured second lien pay-in-kind (“PIK”) toggle floating rate notes due 2027 (“Second Lien Notes”). Following the January 2021 Refinancing, the First Lien Term Loan was repayable in quarterly installments of $2.9 million plus interest, with a final payment of all remaining outstanding principal due on August 6, 2026. Prior to the January 2021 Refinancing, the Second Lien Notes were set to mature on August 6, 2027. Interest on the Second Lien Notes was payable quarterly and was at LIBOR, plus 8.75%.
The Company assessed whether the repayment of the Second Lien Notes by issuing incremental First Lien Term Loan indebtedness resulted in an insubstantial modification or an extinguishment of the existing debt for each loan in the syndication by grouping lenders as follows: (i) Lenders participating in both the First Lien Term Loan and Second Lien Notes; (ii) previous lenders that exited; and (iii) new lenders. The Company determined that $161.2 million of the First Lien Term Loan was extinguished and $122.9 million of the $150.0 million second lien term loan (“Second Lien Term Loan”) was extinguished, which is disclosed as an outflow from financing activities in the consolidated statements of cash flows. The First Lien Term Loan and Second Lien Notes had insubstantial modifications for lenders that participated in both debt instruments, which resulted in a cash outflow from financing activities of $352.0 million in the consolidated statements of cash flows. The Company determined that $356.2 million of new debt was issued related to the First Lien Term Loan, which is disclosed as an inflow from financing activities in the consolidated statements of cash flows. In connection with the prepayment of the Second Lien Notes and incremental First Lien Term Loan indebtedness, the Company incurred $7.2 million in debt issuance costs and third-party fees, of which $3.7 million was capitalized, $0.9 million was expensed as a component of other expense and $2.6 million was expensed as a loss on extinguishment as a component of other expense in the consolidated statements of comprehensive income (loss). Further, $1.0 million of the total fees incurred of $7.2 million was netted against the $356.2 million of proceeds from debt as a component of the cash flows from financing activities, $2.9 million was presented as deferred financing costs as a component of cash flows from financing activities, $2.4 million was presented as debt prepayment fees as a component of cash flows from financing activities, and the remaining $0.9 million was included in cash flows from operating activities in the consolidated statements of cash flows.
The Company recognized a loss on extinguishment of debt of $12.4 million included in the line entitled “Other, net” in the consolidated statements of comprehensive income (loss), of which $2.6 million related to debt issuance costs incurred with the incremental First Lien Term Loan indebtedness and prepayment of the Second Lien Notes, as discussed above, and $9.8 million related to existing deferred financing fees that were written off upon extinguishment within the consolidated statements of comprehensive income (loss) and cash flows during the year ended December 31, 2021.
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2023	$6,000
2024	6,000
2025	6,000
2026	6,000
2027	6,000
2028 and beyond	1,064,000
Total	$1,094,000
During the year ended December 31, 2022, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 12, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of December 31, 2022 (in thousands):

Financial Instrument	Carrying Value as of December 31, 2022	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$574,164	$—	$588,832	$—
Senior Notes	490,040	—	437,500	—
Total debt instruments	$1,064,204	$—	$1,026,332	$—
The Company had no fair value measurements that utilized Level 3 inputs of the fair value hierarchy for the year ended December 31, 2022. See Note 13, Fair Value Measurements, for further discussion.
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
In October 2021, the Company entered into an interest rate cap hedge with a notional amount of $300.0 million for a 5-year term beginning November 30, 2021. The hedge partially offsets risk associated with the First Lien Term Loan’s variable interest rate. The interest rate cap instrument perfectly offsets the terms of the interest rates associated with the variable interest rate of the First Lien Term Loan.
The following table summarizes the amount and location of the Company’s derivative instruments in the consolidated balance sheets (in thousands):

	Fair Value - Derivatives in Asset Position
Derivative	Balance Sheet Caption	December 31, 2022	December 31, 2021
Interest rate cap designated as cash flow hedge	Prepaid expenses and other current assets	$10,926	$—
Interest rate cap designated as cash flow hedge	Other noncurrent assets	17,342	—
Total derivatives		$28,268	$—

	Fair Value - Derivatives in Liability Position
Derivative	Balance Sheet Caption	December 31, 2022	December 31, 2021
Interest rate cap designated as cash flow hedge	Accrued expenses and other current liabilities	$—	$601
Total derivatives		$—	$601

The gain and loss associated with the changes in the fair value of the effective portion of hedging instruments are recorded into other comprehensive income (loss). The gain and loss associated with the changes in the fair value of the hedging instruments not designated are recognized in net income (loss) through interest expense. The following table presents the pre-tax gains (losses) from derivative instruments recognized in other comprehensive income (loss) in the Company’s consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended December 31,
Derivative	2022	2021	2020
Interest rate cap designated as cash flow hedge	$28,869	$(601)	$—
Interest rate swaps designated as cash flow hedges	—	11,172	(7,723)
Interest rate swaps that discontinued hedge accounting	—	—	3,746
Total	$28,869	$10,571	$(3,977)
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s consolidated statement of comprehensive income (loss) related to the Company’s derivative instruments (in thousands):

		Year Ended December 31,
Derivative	Income Statement Caption	2022	2021	2020
Interest rate cap designated as cash flow hedge	Interest expense	$1,090	$(239)	$—
Interest rate swaps designated as cash flow hedges	Interest expense	—	(11,298)	(12,799)
Interest rate swaps not designated as hedges	Interest expense	—	(2)	(34)
Interest rate swaps that discontinued hedge accounting	Interest expense	—	—	(3,746)
Total		$1,090	$(11,539)	$(16,579)
The Company expects to reclassify $2.8 million of total interest rate costs from accumulated other comprehensive income against interest expense during the next 12 months.

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
First Lien Term Loan: Prior to the October 2021 refinancing, the fair value of the First Lien Term Loan was derived from a broker quote on the loans in the syndication (Level 2 inputs). See Note 11, Indebtedness, for further discussion of the carrying amount and fair value of the First Lien Term Loan.
Second Lien Notes: Prior to the January 2021 refinancing, the fair value of the Second Lien Notes was derived from a cash flow model that discounted the cash flows based on market interest rates (Level 3 inputs). See Note 11, Indebtedness, for further discussion of the carrying amount and fair value of the Second Lien Notes.
New First Lien Term Loan: Subsequent to the October 2021 refinancing, the fair value of the agreement to amend and restate its existing First Lien Term Loan (“New First Lien Term Loan”) is derived from a broker quote on the loans in the syndication (Level 2 inputs). See Note 11, Indebtedness, for further discussion of the carrying amount and fair value of the New First Lien Term Loan.
Senior Notes: The fair value of the Senior Notes is derived from a broker quote (Level 2 inputs). See Note 11, Indebtedness, for further discussion of the carrying amount and fair value of the Senior Notes.
Interest Rate Swaps: The fair values of interest rate swaps were derived from the interest rates prevalent in the market and future expectations of those interest rates (Level 2 inputs). The Company determines the fair value of the investments based on quoted prices from third-party brokers. Both interest rate swaps have been terminated. See Note 12, Derivative Instruments, for further discussion of the fair value of the interest rate swaps.
Interest Rate Cap: The fair value of the interest rate cap is derived from the interest rates prevalent in the market and future expectations of those interest rates (Level 2 inputs). The Company determines the fair value of the investments based on quoted prices from third-party brokers. See Note 12, Derivative Instruments, for further discussion of the fair value of the interest rate cap.
There were no other assets or liabilities measured at fair value at December 31, 2022 or 2021.
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
Compensation expense from stock options is recognized on a straight-line basis over the requisite service period. During the years ended December 31, 2022, 2021 and 2020, the Company recognized compensation expense related to stock options of $2.5 million, $1.9 million and $0.4 million respectively.
The weighted average grant-date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $12.51, $17.79 and $5.94, respectively. The fair value of stock options granted was estimated on the date of grant using a Black-Scholes pricing model. The assumptions used to compute the fair value of options for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	51.19%	51.92%	45.70%
Risk-free interest rate	3.91%	1.40%	0.53%
Expected life of options	6.2 years	6.5 years	6.3 years
Dividend rate	—	—	—
A summary of stock option activity for the year ended December 31, 2022 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life
Balance at December 31, 2021	1,170,141	$19.96	$10,154
Granted	352,577	$24.23	$2,071
Exercised	(104,719)	$13.68	$1,797
Forfeited and expired	(396,629)	$21.08	$3,571
Balance at December 31, 2022	1,021,370	$21.63	$8,816	8.18 years
Exercisable at December 31, 2022	125,374	$15.00	$2,068	5.05 years
During the years ended December 31, 2022, 2021 and 2020, shares were surrendered to satisfy tax withholding obligations on the exercise of stock options with a cost basis of $0.7 million, $0.1 million and $2.7 million. No cash was received from stock option exercises under share-based payment arrangements for the years ended December 31, 2022 or 2021. During the year ended December 31, 2020, $0.4 million of cash was received from stock option exercises under share-based payment arrangements.

The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2022 expire on various dates ranging from March 2023 through November 2032. The following table outlines the outstanding and exercisable stock options as of December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0.00 - $8.24	9,901	$6.52	4.1 years	9,901	$6.52
$8.24 - $16.52	157,102	$12.41	6.3 years	99,348	$11.87
$16.52 - $24.76	530,894	$21.38	8.6 years	3,250	$23.96
$24.76 - $33.00	314,348	$26.33	8.8 years	3,750	$29.13
$41.28 - $49.52	6,250	$44.16	0.2 years	6,250	$44.16
$49.52 - $57.76	1,625	$56.24	0.3 years	1,625	$56.24
$66.00 - $74.28	1,250	$66.52	0.6 years	1,250	$66.52
All options	1,021,370			125,374
As of December 31, 2022, there was $6.7 million of unrecognized compensation expense related to unvested option grants that is expected to be recognized over a weighted-average period of 1.2 years.
Restricted Stock — Restricted stock grants subject solely to an employee’s continued service with the Company generally will become fully vested within one to four years from the grant date and, in certain instances, may fully vest upon a change in control of the Company. Restricted stock grants subject solely to a Director’s continued service with the Company generally will become fully vested on a pro-rata basis over three years from the date of grant.
Compensation expense from restricted stock is recognized on a straight-line basis over the requisite service period. During the years ended December 31, 2022, 2021 and 2020, the Company recognized compensation expense related to restricted stock awards of $10.2 million, $4.9 million and $2.3 million respectively.
The grant-date fair value of restricted stock is valued as the closing price of the Company’s common stock on the date of the grant.
A summary of restricted stock award activity for the year ended December 31, 2022 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	1,266,226	$17.73
Granted	931,454	$25.90
Vested and issued	(266,489)	$13.87
Forfeited and expired	(262,344)	$20.69
Balance at December 31, 2022	1,668,847	$22.45
During the year ended December 31, 2022, shares were surrendered to satisfy tax withholding obligations on the vesting of restricted stock awards with a cost basis of $1.4 million. During the years ended December 31, 2021 and December 31, 2020, shares were surrendered to satisfy tax withholding obligations on the vesting of restricted stock awards with an immaterial cost basis.
As of December 31, 2022, there was $25.8 million in unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.4 years. The total fair value of restricted stock awards vested during the years ended December 31, 2022, 2021 and 2020 was $3.7 million, $1.2 million and $1.5 million, respectively.

Performance Stock Units — Performance-based stock units are generally earned based on the attainment of specified goals achieved over a designated performance period. During the years ended December 31, 2022 and 2021, the Company’s Compensation Committee approved awards of performance-based stock units to certain senior executives of the Company with a grant date of February 2022 and February 2021, respectively. The performance-based stock units approved during 2022 (“2022 PSU”) and 2021 (“2021 PSU”) each offer a three-year-cliff vesting schedule. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. The 2022 PSU and 2021 PSU awards may be earned upon the completion of the two-year-average performance periods ending December 31, 2023 and 2022, respectively.
Whether units are earned at the end of the performance period will be determined based on the achievement of certain performance objectives over the performance period. The performance objectives include achieving a target growth for adjusted EBITDA and revenue combined in addition to a target growth for cash flow from operations over the performance period. Depending on the results achieved during the performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the Target Shares granted. Each period begins with 100% of the Target Shares and true-up or true-down adjustments are considered every quarter-end based on the forecasted performance period results.
The fair value of the Target Shares and performance stock unit awards are based on the fair value of the underlying shares as of market close on the grant date. Compensation expense for performance unit stock awards is recognized on a straight-line basis over the requisite service period. During the year ended December 31, 2022, the Company recognized compensation expense related to the 2022 PSU and 2021 PSU awards of $2.4 million and $1.7 million, respectively. During the year ended December 31, 2021, the Company recognized compensation expense related to the 2021 PSU awards of $2.7 million. As of December 31, 2022, there were $5.9 million and $2.7 million in unrecognized compensation expense related to unvested 2022 PSU and 2021 PSU awards, respectively, that are expected to be recognized over the period of 2.2 years and 1.2 years, respectively.

16. STOCKHOLDERS’ EQUITY
On January 3, 2020, the Company’s board of directors and HC I, which at that time held a majority of the Company’s common stock, approved a reverse stock split of the Company’s issued and outstanding common stock on a one share for four share basis and appropriately amended the Company’s Third Amended and Restated Certificate of Incorporation to reflect the change. On February 3, 2020, the reverse stock split became effective. In connection with the reverse stock split, the Company changed its ticker symbol from “BIOS” to “OPCH” and transferred the Company’s common stock from the Nasdaq Capital Market to the Nasdaq Global Select Market. The par value of the Company’s common stock remained unchanged as a result of the reverse stock split, resulting in a decrease to the aggregate par value of common stock and corresponding increase to paid-in capital in the Company’s consolidated financial statements, which was retrospectively applied to all periods presented in the financial statements. All common shares, warrants and stock awards presented in the consolidated financial statements have been retrospectively adjusted for the reverse stock split.
During the years ended December 31, 2022 and 2021, HC I completed secondary offerings of 11,000,000 and 76,400,000 shares of common stock, respectively. As of December 31, 2022, HC I holds approximately 14.4% of the common stock of the Company.
2017 Warrants — Prior to the Merger, BioScrip issued warrants to certain debt holders pursuant to a Warrant Purchase Agreement dated as of June 29, 2017. In conjunction with the Merger, the 2017 Warrants were amended to entitle the purchasers of the warrants to purchase 2.1 million shares of common stock. The 2017 Warrants have a 10-year term and an exercise price of $8.00 per share and may be exercised by payment of the exercise price in cash or surrender of shares of common stock into which the 2017 Warrants are being converted in an aggregate amount sufficient to pay the exercise price. The 2017 Warrants are classified as equity instruments, and the fair value of these warrants of $14.1 million was recorded in paid-in capital as of the Merger Date. During the years ended December 31, 2022 and 2021, warrant holders exercised warrants to purchase 1,130,089 and zero shares of common stock, respectively. No proceeds were received from these exercises as the warrant holders elected to surrender shares to pay the exercise price. At December 31, 2022 and 2021, the remaining warrant holders are entitled to purchase 240,188 and 1,370,277 shares of common stock, respectively.
2015 Warrants — Prior to the Merger, BioScrip issued warrants pursuant to a Common Stock Warrant Agreement dated as of March 9, 2015 which entitle the holders to purchase 0.9 million shares of common stock. The 2015 Warrants have a 10-year term and have exercise prices in a range of $20.68 per share to $25.80 per share. The 2015 Warrants were assumed by the Company in conjunction with the Merger and are classified as equity instruments, and the fair value of these warrants of $4.6 million was recorded in paid in capital as of the Merger Date. During the years ended December 31, 2022 and 2021, warrant holders exercised warrants to purchase 900,272 and zero shares of common stock, respectively. During the year ended December 31, 2022, $20.9 million of cash was received as proceeds from warrant exercises. At December 31, 2022 and 2021, the remaining warrant holders are entitled to purchase 15,231 and 915,503 shares of common stock, respectively.
Treasury Stock — As of December 31, 2022 and 2021, the Company held 383,722 shares of treasury stock.
Preferred Stock — The Company had no preferred stock outstanding as of December 31, 2022 or 2021.
17. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $4.1 million, $3.5 million and $2.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Management fees are recorded in net revenues in the accompanying consolidated statements of comprehensive income (loss).
The Company had amounts due to its joint ventures of $1.5 million as of December 31, 2022. The Company had amounts due to its joint ventures of $1.4 million as of December 31, 2021 and due from its joint ventures of $2.4 million as of December 31, 2020. These receivables were included in prepaid expenses and other current assets in the accompanying balance sheets and these payables were included in accrued expenses and other current liabilities in the accompanying balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories purchased by the Company on behalf of the joint ventures.

18. SUBSEQUENT EVENTS
The Company has evaluated whether any subsequent events occurred since December 31, 2022 and noted the following subsequent event:
On February 20, 2023, the Company’s Board of Directors approved a share repurchase program of up to an aggregate $250 million of common stock of the Company. Shares may be repurchased under the program through open market purchases, privately negotiated transactions, block trades, or accelerated or other structured share repurchase programs.
The extent to which the Company repurchases shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s management. As a result, an estimate of the financial effect cannot be made.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
Management Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.
Our management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting. Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), management concluded that the internal control over financial reporting was effective as of December 31, 2022. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears elsewhere in this Annual Report.
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
Changes in Internal Control Over Financial Reporting
There has been no change during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Option Care Health, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Option Care Health, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 23, 2023

Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at https://investors.optioncarehealth.com/corporate-governance/highlights. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on our website.
The other information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders.

PART IV
Item 15.Exhibits and Financial Statement Schedules
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

3.3	Third Amended and Restated Bylaws of Option Care Health, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 30, 2022).
3.4	Certificate of Amendment of the Certificate of Incorporation, filed January 30, 2020 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on March 11, 2021).
4.1
Registration Rights Agreement, dated as of March 9, 2015, by and among BioScrip, Inc, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., and Blackwell Partners, LLC, Series A (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 10, 2015).

4.2
Amendment No. 1 to the Registration Rights Agreement dated June 10, 2016, by and among BioScrip, Inc., Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P. and Blackwell Partners, LLC Series A (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016).

4.3
Amendment No. 2 to the Registration Rights Agreement dated June 14, 2016, by and among BioScrip, Inc. and Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P. and Blackwell Partners, LLC Series A (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 14, 2016).

4.4
Common Stock Warrant Agreement, dated July 28, 2015, by and between BioScrip, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 28, 2015).

4.5
Registration Rights Agreement, dated June 29, 2017, by and among BioScrip, Inc. and the parties signatory thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 29, 2017).

4.6
Amendment No. 1 to Registration Rights Agreement by and between BioScrip, Inc. and the stockholders of BioScrip, Inc. signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 15, 2019).

4.7	Description of Option Care Health Inc.’s registered securities (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed on March 11, 2021).
4.8	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A filed on May 29, 2015, SEC File Number 000-28740).
4.9
Registration Rights Agreement, dated March 1, 2017, by and among BioScrip, Inc and the investors named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2017, SEC File Number 001-11993).

4.10
Amended and Restated Warrant Agreement, dated as of March 14, 2019, by and among BioScrip, Inc. and the Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2019).

4.11
Registration Rights Agreement, dated as of August 6, 2019, by and among BioScrip, Inc. and HC Group Holdings I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2019).

10.1
Director Nomination Agreement, dated as of August 6, 2019, by and among the BioScrip, Inc. and HC Group Holdings I, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2019).

10.2
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

10.3†
John Rademacher Amended and Restated Employment Agreement entered into on February 23, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2019).

10.4†	Michael Shapiro Employment Agreement entered into on October 13, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2019).
10.5†	Option Care Health, Inc. Executive Severance Plan, effective as of May 11, 2020 (filed herewith).
10.6
First Amendment to ABL Credit Agreement, dated as of October 5, 2020, among Option Care Health, Inc. (f/k/a BioScrip, Inc.), each Guarantor party hereto, each lender party hereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 6, 2020).

10.7
Second Amendment to ABL Credit Agreement, dated as of January 21, 2021, by and among Option Care Health, Inc., the guarantors party thereto, Bank of America, N.A. and the financial institutions party thereto (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on January 22, 2021).

10.8	Option Care Health, Inc. 2018 Equity Incentive Plan updated as of May 19, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q/A filed on August 3, 2021).
10.9
Indenture, dated as of October 27, 2021, by and between Option Care Health, Inc., each of the Guarantors (as defined therein) listed on the signature pages thereto and Ankura Trust Company, LLC as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 29, 2021).

10.10	Form of 4.375% Senior Notes due 2029 (included in Exhibit 10.14 and incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 29, 2021).
10.11
Second Amendment and Amendment and Restatement Agreement to First Lien Credit Agreement, dated as of October 27, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 29, 2021).

10.12	Third Amendment to ABL Credit Agreement, dated as of October 27, 2021 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on October 29, 2021).
10.13
Fourth Amendment to ABL Credit Agreement, dated as of January 13, 2023, among Option Care Health, Inc. (f/k/a BioScrip, Inc.), a Delaware corporation, each guarantor party thereto, each lender party thereto and Bank of America, N.A., as administrative agent.

21.1	List of subsidiaries of Option Care Health, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following financial information from the Company’s Form 10-K for the fiscal year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2022, 2021 and 2020, (ii) Consolidated Balance Sheets as of December 31, 2022 and 2021, (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022, 2021 and 2020, and (v) Notes to Consolidated Financial Statements.

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
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2023.

OPTION CARE HEALTH, INC.

/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title(s)	Date
/s/ John C. Rademacher John C. Rademacher	Chief Executive Officer, President and Director (Principal Executive Officer)	February 23, 2023

/s/ Michael Shapiro Michael Shapiro	Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	February 23, 2023

/s/ Harry M. Jansen Kraemer, Jr. Harry M. Jansen Kraemer, Jr.	Non-Executive Chairman of the Board	February 23, 2023

/s/ Anita Allemand Anita Allemand	Director	February 23, 2023

/s/ John J. Arlotta John J. Arlotta	Director	February 23, 2023

/s/ Elizabeth Q. Betten Elizabeth Q. Betten	Director	February 23, 2023

/s/ Elizabeth D. Bierbower Elizabeth D. Bierbower	Director	February 23, 2023

/s/ Natasha Deckmann Natasha Deckmann	Director	February 23, 2023

/s/ Aaron Friedman Aaron Friedman	Director	February 23, 2023

/s/ David W. Golding David W. Golding	Director	February 23, 2023

/s/ R. Carter Pate R. Carter Pate	Director	February 23, 2023

/s/ Nitin Sahney Nitin Sahney	Director	February 23, 2023

/s/ Timothy P. Sullivan Timothy P. Sullivan	Director	February 23, 2023

/s/ Mark Vainisi Mark Vainisi	Director	February 23, 2023