Form 10-Q
period 2023-03-31
Option Care Health, Inc.
filed 2023-05-04
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

On May 2, 2023, there were 179,764,281 shares of the registrant’s Common Stock outstanding.

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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. If any of these risks materialize, or if any of our assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”). Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Form 10-Q. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date hereof. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I
FINANCIAL INFORMATION
Item 1.Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$297,776	$294,186
Accounts receivable, net	395,209	377,542
Inventories	249,643	224,281
Prepaid expenses and other current assets	86,908	98,330
Total current assets	1,029,536	994,339

NONCURRENT ASSETS:
Property and equipment, net	105,571	108,321
Operating lease right-of-use asset	70,077	72,424
Intangible assets, net	21,677	22,371
Referral sources, net	334,001	341,744
Goodwill	1,533,569	1,533,424
Other noncurrent assets	35,971	40,313
Total noncurrent assets	2,100,866	2,118,597
TOTAL ASSETS	$3,130,402	$3,112,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$448,890	$378,763
Accrued compensation and employee benefits	48,550	76,906
Accrued expenses and other current liabilities	96,279	84,302
Current portion of operating lease liability	18,847	19,380
Current portion of long-term debt	6,000	6,000
Total current liabilities	618,566	565,351

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,057,787	1,058,204
Operating lease liability, net of current portion	69,961	71,441
Deferred income taxes	30,780	22,154
Other noncurrent liabilities	3,089	9,683
Total noncurrent liabilities	1,161,617	1,161,482
Total liabilities	1,780,183	1,726,833

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 182,615,601 shares issued and 179,756,714 shares outstanding as of March 31, 2023; 182,341,420 shares issued and 181,957,698 shares outstanding as of December 31, 2022	18	18
Treasury stock; 2,858,887 and 383,722 shares outstanding, at cost, as of March 31, 2023 and December 31, 2022, respectively	(78,138)	(2,403)
Paid-in capital	1,180,992	1,176,906
Retained earnings	229,631	190,423
Accumulated other comprehensive income	17,716	21,159
Total stockholders’ equity	1,350,219	1,386,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,130,402	$3,112,936

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2023	2022
NET REVENUE	$1,015,848	$915,784
COST OF REVENUE	786,843	714,848
GROSS PROFIT	229,005	200,936

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	147,866	133,969
Depreciation and amortization expense	14,514	14,722
Total operating expenses	162,380	148,691
OPERATING INCOME	66,625	52,245

OTHER INCOME (EXPENSE):
Interest expense, net	(13,834)	(12,246)
Equity in earnings of joint ventures	1,437	1,267
Other, net	1	2
Total other expense	(12,396)	(10,977)

INCOME BEFORE INCOME TAXES	54,229	41,268
INCOME TAX EXPENSE	15,021	10,993
NET INCOME	$39,208	$30,275

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (expense) of $1,152 and ($3,763), respectively	$(3,443)	$11,070
OTHER COMPREHENSIVE (LOSS) INCOME	(3,443)	11,070
NET COMPREHENSIVE INCOME	$35,765	$41,345

EARNINGS PER COMMON SHARE:
Earnings per share, basic	$0.22	$0.17
Earnings per share, diluted	$0.21	$0.17

Weighted average common shares outstanding, basic	181,262	179,961
Weighted average common shares outstanding, diluted	182,735	181,681

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,208	$30,275
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	15,225	15,979
Non-cash operating lease costs	5,540	3,884
Deferred income taxes - net	8,626	12,996
Amortization of deferred financing costs	1,083	1,049
Equity in earnings of joint ventures	(1,437)	(1,267)
Stock-based incentive compensation expense	5,988	4,178
Capital distribution from equity method investments	2,500	—
Other adjustments	198	291
Changes in operating assets and liabilities:
Accounts receivable, net	(17,812)	(28,766)
Inventories	(25,362)	(34,089)
Prepaid expenses and other current assets	9,977	(6,241)
Accounts payable	70,127	76,872
Accrued compensation and employee benefits	(28,356)	(41,481)
Accrued expenses and other current liabilities	14,831	13,520
Operating lease liabilities	(5,271)	(4,246)
Other noncurrent assets and liabilities	(5,313)	(10,273)
Net cash provided by operating activities	89,752	32,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,760)	(5,359)
Net cash used in investing activities	(5,760)	(5,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options, vesting of restricted stock, and related tax withholdings	(1,902)	355
Repayments of debt principal	(1,500)	(1,500)
Purchase of company stock	(75,000)	—
Other financing activities	(2,000)	—
Net cash used in financing activities	(80,402)	(1,145)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,590	26,177
Cash and cash equivalents - beginning of the period	294,186	119,423
CASH AND CASH EQUIVALENTS - END OF PERIOD	$297,776	$145,600

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,161	$5,104
Cash paid for income taxes	$—	$61
Cash paid for operating leases	$6,527	$6,242

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance - December 31, 2021	$—	$18	$(2,403)	$1,138,855	$39,867	$(451)	$1,175,886
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	355	—	—	355
Stock-based incentive compensation	—	—	—	4,178	—	—	4,178
Net income	—	—	—	—	30,275	—	30,275
Other comprehensive income	—	—	—	—	—	11,070	11,070
Balance - March 31, 2022	$—	$18	$(2,403)	$1,143,388	$70,142	$10,619	$1,221,764

Balance - December 31, 2022	$—	$18	$(2,403)	$1,176,906	$190,423	$21,159	$1,386,103
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(1,902)	—	—	(1,902)
Stock-based incentive compensation	—	—	—	5,988	—	—	5,988
Purchase of company stock	—	—	(75,735)	—	—	—	(75,735)
Net income	—	—	—	—	39,208	—	39,208
Other comprehensive loss	—	—	—	—	—	(3,443)	(3,443)
Balance - March 31, 2023	$—	$18	$(78,138)	$1,180,992	$229,631	$17,716	$1,350,219

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
On March 14, 2019, HC I and HC II entered into a definitive agreement (the “Merger Agreement”) to merge with and into a wholly-owned subsidiary of BioScrip, Inc. (“BioScrip”) (the “Merger”), a national provider of infusion and home care management solutions, which was completed on August 6, 2019 (the “Merger Date”). Following the close of the transaction, BioScrip was rebranded as Option Care Health. The combined Company’s stock is listed on the Nasdaq Global Select Market as of March 31, 2023. During the three months ended March 31, 2023, HC I completed a secondary offering of 13,000,000 shares of common stock. In addition to this secondary offering, the Company repurchased 2,475,166 shares from HC I on March 3, 2023 under the Company’s share repurchase program. See Note 15, Stockholders’ Equity, for further discussion of the Company’s share repurchase program. Following these transactions, HC I holds approximately 6% of the common stock of the Company.
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 95 full service pharmacies and 73 stand-alone ambulatory infusion suites. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States and contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for interim financial reporting. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year. These unaudited condensed consolidated financial statements do not include all of the information and notes to the financial statements required by GAAP for complete financial statements and should be read in conjunction with the 2022 audited consolidated financial statements, including the notes thereto, as presented in our Form 10-K.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2023, cash equivalents consisted of money market funds.
Prepaid Expenses and Other Current Assets — Included in prepaid expenses and other current assets are rebates receivable from pharmaceutical and medical supply manufacturers of $48.3 million and $53.4 million as of March 31, 2023 and December 31, 2022, respectively.
Equity-Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the balance of the investments was $18.3 million and $19.4 million, respectively. The balance of these investments is increased to reflect the Company’s capital contributions and equity in earnings of the investees. The balance of these investments is decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company’s proportionate share of earnings was $1.4 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. Distributions from the investees are treated as cash inflows from operating activities in the unaudited condensed consolidated statements of cash flows. During the three months ended March 31, 2023, the Company received a distribution of $2.5 million from the investees. During the three months ended March 31, 2022, the Company did not receive a distribution from the investees. See Note 16, Related-Party Transactions, for discussion of related-party transactions with these investees.
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 14% and 15% for the three months ended March 31, 2023 and 2022, respectively. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three months ended March 31, 2023 and 2022, approximately 12% and 13%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of March 31, 2023 and December 31, 2022, approximately 11% and 13%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
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
For the three months ended March 31, 2023 and 2022, approximately 72% and 75%, respectively, of the Company’s pharmaceutical and medical supply purchases were from four vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results. Although there remains some uncertainty regarding the COVID-19 pandemic, as of March 31, 2023, the Company has been able to maintain adequate levels of supplies and pharmaceuticals to support its operations.

3. BUSINESS COMBINATIONS
Rochester Home Infusion, Inc. — In August 2022, pursuant to the stock purchase agreement dated June 10, 2022, the Company completed the acquisition of 100% of the equity interests in Rochester Home Infusion, Inc. (“RHI”) for a purchase price, net of cash acquired, of $27.4 million.
The allocation of the purchase price of RHI was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, with the total purchase price being allocated to the assets and liabilities acquired based on the relative fair value of each asset and liability. The following is a final allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of March 31, 2023 (in thousands):

Amount
Accounts receivable	$686
Intangible assets	5,449
Other assets	394
Accounts payable and other liabilities	(434)
Fair value identifiable assets and liabilities	6,095
Goodwill (1)	21,323
Cash acquired	201
Purchase price	27,619
Less: cash acquired	(201)
Purchase price, net of cash acquired	$27,418
(1) Goodwill is attributable to cost synergies from procurement and operational efficiencies and elimination of duplicative administrative costs.

4. REVENUE
The following table sets forth the net revenue earned by category of payer for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Commercial payers	$873,911	$786,278
Government payers	122,789	115,205
Patients	19,148	14,301
Net revenue	$1,015,848	$915,784
5. INCOME TAXES
During the three months ended March 31, 2023 and 2022, the Company recorded tax expense of $15.0 million and $11.0 million, respectively, which represents an effective tax rate of 27.7% and 26.6%, respectively. The variance in the Company’s effective tax rate of 27.7% for the three months ended March 31, 2023, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates, as well as various non-deductible expenses. The variance in the Company’s effective tax rate of 26.6% for the three months ended March 31, 2022, compared to the federal statutory rate of 21%, is primarily attributable to current and deferred state taxes as well as various non-deductible expenses.
The Company maintains a valuation allowance of $13.1 million against certain state net operating losses. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. In making this assessment, the Company considers the scheduled reversal of deferred tax liabilities, including the effect in available carryback and carryforward periods, projected taxable income, and tax-planning strategies. On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated.
The Company’s tax expense for the three months ended March 31, 2023 of $15.0 million consists of quarterly federal and state tax liabilities as well as recognized deferred federal and state tax expense. The Company’s tax expense for the three months ended March 31, 2022 of $11.0 million consists of quarterly tax liabilities attributed to specific state taxing authorities as well as recognized deferred federal and state tax expense.
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
The earnings are used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the three months ended March 31, 2023 and 2022 includes the effect of shares that would be issued in connection with warrants, stock options, restricted stock awards and performance stock unit awards, as these common stock equivalents are dilutive to the earnings per share recorded in those periods. As of March 31, 2023, there were 871,491 stock option awards, 342,894 restricted stock awards and 90,159 performance stock unit awards outstanding that were excluded from the calculation of earnings per share as they would be anti-dilutive. As of March 31, 2022, there were 457,752 warrants, 770,303 stock option awards, and 269,670 restricted stock awards outstanding that were excluded from the calculation of earnings per share as they would be anti-dilutive.
The following table presents the Company’s basic earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$39,208	$30,275
Denominator:
Weighted average number of common shares outstanding	181,262	179,961
Earnings per common share:
Earnings per common share, basic	$0.22	$0.17
The following table presents the Company’s diluted earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$39,208	$30,275
Denominator:
Weighted average number of common shares outstanding	181,262	179,961
Effect of dilutive securities	1,473	1,720
Weighted average number of common shares outstanding, diluted	182,735	181,681
Earnings per common share:
Earnings per common share, diluted	$0.21	$0.17

,

7. LEASES
During the three months ended March 31, 2023 and 2022, the Company incurred operating lease expenses of $7.0 million and $7.3 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. As of March 31, 2023, the weighted-average remaining lease term was 6.4 years and the weighted-average discount rate was 5.38%.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2023	$20,721
2024	18,973
2025	16,254
2026	13,537
2027	11,451
Thereafter	27,733
Total lease payments	108,669
Less: interest	(19,861)
Present value of lease liabilities	$88,808
During the three months ended March 31, 2023, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flow of $3.3 million related to increases in the operating lease right-of-use assets and operating lease liabilities, respectively. As of March 31, 2023, the Company did not have any significant operating or financing leases that had not yet commenced.

8. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Infusion pumps	$35,500	$34,942
Equipment, furniture and other	35,156	31,929
Leasehold improvements	99,639	99,085
Computer software, purchased and internally developed	44,035	34,922
Assets under development	18,992	29,411
	233,322	230,289
Less: accumulated depreciation	(127,751)	(121,968)
Property and equipment, net	$105,571	$108,321
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income, depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Depreciation expense in cost of revenue	$711	$1,257
Depreciation expense in operating expenses	6,012	7,188
Total depreciation expense	$6,723	$8,445

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill consists of the following activity for the three months ended March 31, 2023 (in thousands):

Balance at December 31, 2022	$1,533,424
Purchase accounting adjustments	145
Balance at March 31, 2023	$1,533,569
The carrying amount and accumulated amortization of intangible assets consist of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Gross intangible assets:
Referral sources	$509,646	$509,646
Trademarks/names	38,508	38,508
Other amortizable intangible assets	912	912
Total gross intangible assets	549,066	549,066

Accumulated amortization:
Referral sources	(175,645)	(167,902)
Trademarks/names	(17,548)	(16,901)
Other amortizable intangible assets	(195)	(148)
Total accumulated amortization	(193,388)	(184,951)
Total intangible assets, net	$355,678	$364,115
Amortization expense for intangible assets was $8.5 million and $7.5 million for the three months ended March 31, 2023 and 2022, respectively.

10. INDEBTEDNESS
Long-term debt consisted of the following as of March 31, 2023 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Asset-based-lending (“ABL”) Facility	$—	$—	$—	$—
First Lien Term Loan	592,500	(7,982)	(11,077)	573,441
Senior Notes	500,000	—	(9,654)	490,346
	$1,092,500	$(7,982)	$(20,731)	1,063,787
Less: current portion				(6,000)
Total long-term debt				$1,057,787
Long-term debt consisted of the following as of December 31, 2022 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL Facility	$—	$—	$—	$—
First Lien Term Loan	594,000	(8,307)	(11,529)	574,164
Senior Notes	500,000	—	(9,960)	490,040
	$1,094,000	$(8,307)	$(21,489)	1,064,204
Less: current portion				(6,000)
Total long-term debt				$1,058,204
The interest rate on the First Lien Term Loan was 7.38% and 6.82% as of March 31, 2023 and December 31, 2022, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 7.28% and 3.25% for the three months ended March 31, 2023 and 2022, respectively. The interest rate on the Senior Notes was 4.375% as of March 31, 2023 and December 31, 2022. The weighted average interest rate incurred on the Senior Notes was 4.375% for the three months ended March 31, 2023 and 2022.
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2023	$4,500
2024	6,000
2025	6,000
2026	6,000
2027	6,000
Thereafter	1,064,000
Total	$1,092,500
During the three months ended March 31, 2023 and 2022, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 11, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of March 31, 2023 (in thousands):

Financial Instrument	Carrying Value as of March 31, 2023	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$573,441	$—	$590,278	$—
Senior Notes	490,346	—	441,250	—
Total debt instruments	$1,063,787	$—	$1,031,528	$—
See Note 12, Fair Value Measurements, for further discussion.

Effective January 13, 2023, the Company entered into an agreement to amend the ABL Facility, to among other things, increase the amount of borrowing availability by $50.0 million to $225.0 million total borrowing availability and to replace LIBOR with Secured Overnight Financing Rate (“SOFR”) as the new reference rate.

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
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair Value - Derivatives in Asset Position
Derivative	Balance Sheet Caption	March 31, 2023	December 31, 2022
Interest rate cap designated as cash flow hedge	Prepaid expenses and other current assets	$9,939	$10,926
Interest rate cap designated as cash flow hedge	Other noncurrent assets	13,734	17,342
Total derivative assets		$23,673	$28,268
The gain (loss) associated with the change in the fair value of the effective portion of the hedging instrument is recorded in other comprehensive (loss) income. The following table presents the pre-tax (loss) gain from derivative instruments recognized in other comprehensive (loss) income in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
Derivative	2023	2022
Interest rate cap designated as cash flow hedge	$(4,595)	$14,833
The following table presents the amount and location of pre-tax income recognized in the Company’s unaudited condensed consolidated statements of comprehensive income related to the Company’s derivative instruments (in thousands):

		Three Months Ended March 31,
Derivative	Income Statement Caption	2023	2022
Interest rate cap designated as cash flow hedge	Interest expense, net	$2,352	$694

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
Money Market Funds: The fair value of the money market funds is derived from the closing price reported by the fund sponsor and classified as cash and cash equivalents on the Company’s condensed consolidated balance sheets (Level 1 inputs).
There were no other assets or liabilities measured at fair value at March 31, 2023 and December 31, 2022.
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

14. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by the BioScrip stockholders on May 3, 2018 and amended and restated on May 19, 2021, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors, resulting in a total of 9,101,734 shares of common stock authorized for issuance. The 2018 Plan is administered by the Company’s Compensation Committee, a standing committee of the Company’s Board of Directors. The Company had stock options, restricted stock units and performance stock units outstanding related to the 2018 Plan as of March 31, 2023 and 2022. During the three months ended March 31, 2023 and 2022, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $6.0 million and $4.2 million.
15. STOCKHOLDERS’ EQUITY
2017 Warrants — During the three months ended March 31, 2023 and 2022, warrant holders did not elect to exercise any warrants to purchase shares of common stock. As of March 31, 2023 and December 31, 2022, the remaining warrant holders are entitled to purchase 240,188 shares of common stock.
2015 Warrants — During the three months ended March 31, 2023 and 2022, warrant holders exercised an immaterial number of warrants to purchase shares of common stock. As of March 31, 2023 and December 31, 2022, the remaining warrant holders are entitled to purchase 15,219 and 15,231 shares of common stock, respectively.
Share Repurchase Program — On February 20, 2023, the Company’s Board of Directors approved a share repurchase program of up to an aggregate $250.0 million of common stock of the Company. Under the share repurchase program, repurchases may occur in any number of methods depending on timing, market conditions, regulatory requirements, and other corporate considerations. The share repurchase program has no specified expiration date.
On March 3, 2023, the Company purchased 2,475,166 shares of common stock under the share repurchase program for an average share price of $30.30, totaling $75.0 million, which repurchased shares became treasury stock. As of March 31, 2023, the Company is authorized to repurchase up to an aggregate $175.0 million of common stock of the Company.
16. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $1.3 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income. During the three months ended March 31, 2023, the Company received distributions from the investees of $2.5 million. During the three months ended March 31, 2022, the Company did not receive a distribution from the investees.
The Company had amounts due from its joint ventures of $0.7 million and due to its joint ventures of $0.5 million as of March 31, 2023. Receivables were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. The Company also had amounts due to its joint ventures of $1.5 million as of December 31, 2022. These payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.
Share Repurchase Agreement — On February 28, 2023, we entered into a Share Repurchase Agreement (the “Share Repurchase Agreement”) with HC I, pursuant to which we agreed to repurchase, subject to the terms and conditions contained therein, up to $75.0 million of our common stock then held by HC I at the same purchase price per share as the underwriter in a concurrent underwritten public offering of our common stock held by HC I. On March 3, 2023, the transactions contemplated by the Share Repurchase Agreement closed, and we repurchased directly from HC I 2,475,166 shares of our common stock.
17. SUBSEQUENT EVENTS

On May 3, 2023 the Company entered into a definitive merger agreement with Amedisys, Inc. (“Amedisys”), a leading provider of healthcare in home health and hospice settings. Under the terms of the merger agreement, the Company will issue new shares of its common stock to Amedisys’s stockholders, which will result in the Company’s stockholders holding approximately 64.5% of the combined company. Following the close of the transaction, the combined company common stock is expected to continue to be listed on the Nasdaq Global Select Market. The transaction is currently expected to close in the second half of 2023, subject to approval by the Company’s and Amedisys’s stockholders and other customary closing conditions, including receipt of applicable regulatory approvals.
In connection with its entry into the merger agreement, the Company entered into a debt commitment letter, dated as of May 3, 2023, with Goldman Sachs Bank USA ("Goldman Sachs"), pursuant to which Goldman Sachs has committed to provide a 364-day senior secured term loan facility in an aggregate principal amount of up to $450 million (the "Bridge Loan Facility"), subject to customary conditions as set forth therein. The debt commitment letter provides for a single borrowing of non-amortizing terms loans under such Bridge Loan Facility in an amount up to $450.0 million, which term loans would mature on the date that is 364 days following execution of the definition documentation in respect thereof. The net proceeds of the Bridge Loan Facility may be used to refinance existing indebtedness of Amedisys and to pay related fees and expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to "Option Care Health," the “Company,” “we,” “us” and “our” refer to Option Care Health, Inc. and its consolidated subsidiaries. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial condition. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Form 10-Q”). Certain statements in this Item 2 of Part I of this Form 10-Q, and in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Form 10-K”), may cause our actual results, financial position, and cash and cash equivalents generated from operations to differ materially from these forward-looking statements.
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 168 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, and dietitians work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, bleeding disorder therapies, immunoglobulin therapy, and other therapies for chronic and acute conditions.
On April 7, 2015, HC I and HC II collectively acquired Walgreens Infusion Services, Inc. and its subsidiaries from Walgreen Co., and the business was rebranded as Option Care.
On March 14, 2019, HC I and HC II entered into the Merger Agreement to merge with and into a wholly-owned subsidiary of BioScip, a national provider of infusion and home care management solutions, which was completed on August 6, 2019. Following the close of the transaction, BioScrip was rebranded as Option Care Health.

Update on the Impact of the COVID-19 Pandemic
The primary operations of the Company focus on providing infusion therapy services, however, the COVID-19 pandemic has impacted the healthcare ecosystem and the Company such that, beginning in March 2020, we have been disrupted by both positive and negative referral patterns and have experienced challenges in our staffing, increased pricing and periodic inability to procure personal protection equipment, supplies and key drugs. The Company anticipates that new variants could affect its operations for an extended period; however, at this time we cannot confidently forecast the duration or the ultimate financial impact on our operations.
See Item 1A. “Risk Factors” under the caption “The COVID-19 pandemic and other potential pandemic events could adversely impact our business, results of operations, cash flows and financial position” included in our Form 10-K for further discussion of risks.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three months ended March 31, 2023 and 2022.
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
Other Income (Expense)
Interest Expense, Net. Interest expense consists principally of interest payments on the Company’s outstanding borrowings under the ABL Facility, First Lien Term Loan, Senior Notes, amortization of discount and deferred financing fees, payments associated with the interest rate cap, and interest income earned on cash and cash equivalents. Refer to the “Liquidity and Capital Resources” section below for further discussion of these outstanding borrowings.
Equity in Earnings of Joint Ventures. Equity in earnings of joint ventures consists of our proportionate share of equity earnings or losses from equity investments in two infusion joint ventures with health systems.
Other, Net. Other income (expense) primarily includes activity related to non-operating income and expenses.
Income Tax Expense. The Company is subject to taxation in the United States and various states. The Company’s income tax expense is reflective of the current federal and state tax rates.
Change in Unrealized (Losses) Gains on Cash Flow Hedges, Net of Income Tax Expense. Change in unrealized (losses) gains on cash flow hedges, net of income taxes, consists of the gains and losses associated with the changes in the fair value of derivatives designated as hedging instruments related to the interest rate cap hedge, net of income taxes.

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three months ended March 31, 2023 and 2022 (in thousands, except for percentages):

	Three Months Ended March 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$1,015,848	100.0%	$915,784	100.0%
COST OF REVENUE	786,843	77.5%	714,848	78.1%
GROSS PROFIT	229,005	22.5%	200,936	21.9%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	147,866	14.6%	133,969	14.6%
Depreciation and amortization expense	14,514	1.4%	14,722	1.6%
Total operating expenses	162,380	16.0%	148,691	16.2%
OPERATING INCOME	66,625	6.6%	52,245	5.7%

OTHER INCOME (EXPENSE):
Interest expense, net	(13,834)	(1.4)%	(12,246)	(1.3)%
Equity in earnings of joint ventures	1,437	0.1%	1,267	0.1%
Other, net	1	—%	2	—%
Total other expense	(12,396)	(1.2)%	(10,977)	(1.2)%

INCOME BEFORE INCOME TAXES	54,229	5.3%	41,268	4.5%
INCOME TAX EXPENSE	15,021	1.5%	10,993	1.2%
NET INCOME	$39,208	3.9%	$30,275	3.3%

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (expense) of $1,152 and ($3,763), respectively	(3,443)	(0.3)%	11,070	1.2%
OTHER COMPREHENSIVE (LOSS) INCOME	(3,443)	(0.3)%	11,070	1.2%
NET COMPREHENSIVE INCOME	$35,765	3.5%	$41,345	4.5%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022.
Gross Profit

	Three Months Ended March 31,
	2023	2022	Variance
	(in thousands, except for percentages)
Net revenue	$1,015,848	$915,784	$100,064	10.9%
Cost of revenue	786,843	714,848	71,995	10.1%
Gross profit	$229,005	$200,936	$28,069	14.0%
Gross profit margin	22.5%	21.9%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had mid-single-digit growth relative to the prior year while chronic revenue grew in the low-double-digits. Acute growth was driven primarily due to collaborating with referral sources, which increased the volume of patient services. Acquisition related growth accounted for approximately 1% of the increase in both net revenue and gross profit. The increase in net revenue was partially offset by the divestiture of respiratory therapy assets as well as therapies related to the treatment of ALS and pre-term labor. The increase in cost of revenue and gross profit was primarily driven by the growth in revenue. Revenue growth outpaced the increase in cost of revenue primarily due to our disciplined procurement strategies and efficient utilization of our infusion suite network, partially offset by inflationary impacts.
Operating Expenses

	Three Months Ended March 31,
	2023	2022	Variance
	(in thousands, except for percentages)
Selling, general and administrative expenses	$147,866	$133,969	$13,897	10.4%
Depreciation and amortization expense	14,514	14,722	(208)	(1.4)%
Total operating expenses	$162,380	$148,691	$13,689	9.2%
The increase in selling, general and administrative expenses is primarily due to an increase in salaries and benefits as a result of acquired team members and inflationary pressures, however, these expenses have remained consistent as a percentage of revenue at 14.6% for the three months ended March 31, 2023 and 2022 due to the Company’s focus on controlling spending leverage.

Other Income (Expense)

	Three Months Ended March 31,
	2023	2022	Variance
	(in thousands, except for percentages)
Interest expense, net	$(13,834)	$(12,246)	$(1,588)	13.0%
Equity in earnings of joint ventures	1,437	1,267	170	13.4%
Other, net	1	2	(1)	(50.0)%
Total other expense	$(12,396)	$(10,977)	$(1,419)	12.9%
The increase in interest expense, net during the three months ended March 31, 2023 was primarily attributable to increases in the First Lien Term Loan’s variable interest rate as compared to three months ended March 31, 2022, partially offset by interest income generated from our cash and cash equivalents. See Note 10, Indebtedness, of the consolidated financial statements for further information.
The increase in equity in earnings of joint ventures was primarily attributable to the performance of the joint ventures.
Income Tax Expense

	Three Months Ended March 31,
	2023	2022	Variance
	(in thousands, except for percentages)
Income tax expense	$15,021	$10,993	$4,028	36.6%
The Company recorded income tax expense of $15.0 million and $11.0 million for the three months ended March 31, 2023 and 2022, respectively, which represents an effective tax rate of 27.7% and 26.6%, respectively. The variance in the Company’s effective tax rate of 27.7% for the three months ended March 31, 2023, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates, as well as various non-deductible expenses. The variance in the Company’s effective tax rate of 26.6% for the three months ended March 31, 2022, compared to the federal statutory rate of 21%, is primarily attributable to current and deferred state taxes as well as various non-deductible expenses.

Net Income and Other Comprehensive (Loss) Income

	Three Months Ended March 31,
	2023	2022	Variance
	(in thousands, except for percentages)
Net income	$39,208	$30,275	$8,933	29.5%
Other comprehensive (loss) income, net of tax:
Changes in unrealized (loss) gain on cash flow hedges, net of income taxes	(3,443)	11,070	(14,513)	(131.1)%
Other comprehensive (loss) income	(3,443)	11,070	(14,513)	(131.1)%
Net comprehensive income	$35,765	$41,345	$(5,580)	(13.5)%
The change in net income was primarily attributable to organic growth from additional revenue related to the factors described in the above sections.
For the three months ended March 31, 2023 and 2022, the change in unrealized (loss) gain on cash flow hedges, net of income taxes, was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income decreased to $35.8 million for the three months ended March 31, 2023, compared to net comprehensive income of $41.3 million for the three months ended March 31, 2022, primarily as a result of the impact of the fair value of the interest rate cap hedge, partially offset by the increase in net income, as discussed above.
Liquidity and Capital Resources
For the three months ended March 31, 2023 and the twelve months ended December 31, 2022, the Company’s primary sources of liquidity were cash and cash equivalents of $297.8 million and $294.2 million, respectively. As of March 31, 2023, the Company had $219.5 million of borrowings available under its credit facilities (net of $5.5 million undrawn letters of credit issued and outstanding). As of December 31, 2022, the Company had $168.3 million of borrowings available under its credit facilities (net of $6.7 million undrawn letters of credit issued and outstanding). During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company’s positive cash flows from operations enabled investments in pharmacy and information technology infrastructure to support growth and create additional capacity in the future, as well as to pursue acquisitions and share repurchases.
The Company’s primary uses of cash and cash equivalents include supporting our ongoing business activities, investment in capital expenditures in both facilities and technology, the pursuit of acquisitions, and share repurchases. Ongoing operating cash outflows are associated with procuring and dispensing drugs, personnel and other costs associated with servicing patients, as well as paying cash interest on outstanding debt. Ongoing investing cash flows are primarily associated with capital projects related to business acquisitions, the improvement and maintenance of our pharmacy facilities and investment in our information technology systems. Ongoing financing cash flows are primarily associated with the quarterly principal payments on our outstanding debt, along with potential future share repurchases.
Our business strategy includes the deployment of capital to pursue acquisitions that complement our existing operations. We continue to evaluate acquisition opportunities and view acquisitions as a key part of our growth strategy. The Company historically has funded its acquisitions with cash and cash equivalents with the exception of the Merger. The Company may require additional capital in excess of current availability in order to complete future acquisitions. It is impossible to predict the amount of capital that may be required for acquisitions, and there is no assurance that sufficient financing for these activities will be available on acceptable terms.

Short-Term and Long-Term Liquidity Requirements
The Company’s ability to make principal and interest payments on any borrowings under our credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash and cash equivalents in the future, which to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on our current level of operations and planned capital expenditures, we believe that our existing cash and cash equivalents balances and expected cash flows generated from operations will be sufficient to meet our operating requirements over the next 12 months and beyond. We may require additional borrowings under our credit facilities and alternative forms of financings or investments to achieve our longer-term strategic plans.
Credit Facilities
Effective January 13, 2023, the Company entered into an agreement to amend the ABL Facility, to among other things, increase the amount of borrowing availability by $50.0 million to $225.0 million total borrowing availability and to replace LIBOR with SOFR as the new reference rate. The ABL Facility provides for borrowings up to $225.0 million and matures on October 27, 2026. The ABL Facility bears interest at a rate equal to, at the Company’s election, either (i) a base rate determined in accordance with the ABL Credit Agreement plus an applicable margin, which is equal to between 0.25% and 0.75% based on the historical excess availability as a percentage of the Line Cap (as such term is defined in the ABL Credit Agreement) and (ii) SOFR (or a comparable successor rate, with a floor of 0.00% per annum) plus an applicable margin, which is equal to between 1.25% and 1.75% based on the historical excess availability as a percentage of the Line Cap. The Company had $5.5 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL Facility of $219.5 million as of March 31, 2023.
The principal balance of the First Lien Term Loan is repayable in quarterly installments of $1.5 million plus interest, with a final payment of all remaining outstanding principal due on October 27, 2028. The quarterly principal payments commenced in March 2022. Interest on the First Lien Term Loan is payable monthly on either (i) LIBOR (or a comparable successor rate, with a floor of 0.50% per annum) plus an applicable margin of 2.75% for Eurocurrency Rate Loans and (ii) a base rate determined in accordance with the new First Lien Term Loan agreement, plus 1.75% for Base Rate Loans. The First Lien Term Loan agreement addresses reference rate reform and establishes SOFR as the benchmark replacement when LIBOR ceases to exist.
The Senior Notes bear interest at a rate of 4.375% per annum and are payable semi-annually in arrears on October 31 and April 30 of each year, which began on April 30, 2022. The Senior Notes mature on October 31, 2029.
Interest payments over the course of long-term debt obligations total an estimated $386.5 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on the LIBOR rate as of March 31, 2023. Actual payments are based on changes in LIBOR and exclude the interest rate cap derivative instrument.

Cash Flows
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2023	2022	Variance
	(in thousands)
Net cash provided by operating activities	$89,752	$32,681	$57,071
Net cash used in investing activities	(5,760)	(5,359)	(401)
Net cash used in financing activities	(80,402)	(1,145)	(79,257)
Net increase in cash and cash equivalents	3,590	26,177	(22,587)
Cash and cash equivalents - beginning of period	294,186	119,423	174,763
Cash and cash equivalents - end of period	$297,776	$145,600	$152,176
Cash Flows from Operating Activities
The increase in cash provided by operating activities is primarily due to higher net income, changes in inventory, changes on accounts receivable, prepaid expenses and other current assets, partially offset by certain accruals and timing of vendor payments during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Cash Flows from Investing Activities
The increase in cash used in investing activities during the three months ended March 31, 2023 is primarily due the amount of investments in our pharmacies and infrastructure as compared to the three months ended March 31, 2022.
Cash Flows from Financing Activities
The increase in cash used in financing activities is primarily related to the Company’s repurchase of common stock during the three months ended March 31, 2023, with no comparable activity during the three months ended March 31, 2022.
Critical Accounting Policies and Estimates
The Company prepares its unaudited condensed consolidated financial statements in accordance with GAAP, which requires the Company to make estimates and assumptions. The Company evaluates its estimates and assumptions on an ongoing basis. Estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying values of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period presented. The Company’s actual results may differ from these estimates, and different assumptions or conditions may yield different estimates.
There have been no material changes to the Company’s critical accounting policies and estimates as presented in our Form 10-K, which are hereby incorporated by reference.

Item 3.Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our exposure to market risk from those included in our Form 10-K, which is hereby incorporated by reference.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
 For a summary of legal proceedings, refer to Note 13, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors affecting our business, financial condition or results of operations from those set forth in Part I, Item 1A. “Risk Factors” in our Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On February 20, 2023, the Company’s Board of Directors approved a share repurchase program of up to an aggregate $250.0 million of common stock of the Company.
The following table provides certain information with respect to the Company’s repurchases of common stock from January 1, 2023 through March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	$—	—	$—
February 1, 2023 - February 28, 2023	—	—	—	250,000,000
March 1, 2023 - March 31, 2023	2,475,166	30.30	2,475,166	174,999,995
	2,475,166	$30.30	2,475,166	$174,999,995

Item 6.Exhibits
(a) Exhibits.

Exhibit Number	Description
10.1	Fourth Amendment to ABL Credit Agreement, dated as of January 13, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report 8-K filed on January 19, 2023).
10.2
Share Repurchase Agreement, dated as of February 28, 2023, by and between Option Care Health, Inc. and HC Group Holdings I, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 3, 2023).

10.3
Agreement and Plan of Merger, dated as of May 3, 2023, by and among Option Care Health, Inc., Uintah Merger Sub, Inc., and Amedisys, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 3, 2023).

10.4	Commitment Letter, dated as of May 3, 2023, by and between Option Care Health, Inc. and Goldman Sachs Bank USA.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Formatted Cover Page
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTION CARE HEALTH, INC.

Date: May 4, 2023	/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Duly Authorized Officer)