Form 10-Q
period 2023-06-30
Option Care Health, Inc.
filed 2023-07-27
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

On July 25, 2023, there were 179,876,706 shares of the registrant’s Common Stock outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1.Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$441,166	$294,186
Accounts receivable, net	396,501	377,542
Inventories	262,924	224,281
Prepaid expenses and other current assets	97,629	98,330
Total current assets	1,198,220	994,339

NONCURRENT ASSETS:
Property and equipment, net	106,777	108,321
Operating lease right-of-use asset	79,781	72,424
Intangible assets, net	21,645	22,371
Referral sources, net	330,948	341,744
Goodwill	1,540,567	1,533,424
Other noncurrent assets	42,960	40,313
Total noncurrent assets	2,122,678	2,118,597
TOTAL ASSETS	$3,320,898	$3,112,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$467,666	$378,763
Accrued compensation and employee benefits	73,013	76,906
Accrued expenses and other current liabilities	103,038	84,302
Current portion of operating lease liability	18,750	19,380
Current portion of long-term debt	6,000	6,000
Total current liabilities	668,467	565,351

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,057,391	1,058,204
Operating lease liability, net of current portion	81,137	71,441
Deferred income taxes	35,431	22,154
Other noncurrent liabilities	3,089	9,683
Total noncurrent liabilities	1,177,048	1,161,482
Total liabilities	1,845,515	1,726,833

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 182,729,537 shares issued and 179,870,650 shares outstanding as of June 30, 2023; 182,341,420 shares issued and 181,957,698 shares outstanding as of December 31, 2022	18	18
Treasury stock; 2,858,887 and 383,722 shares outstanding, at cost, as of June 30, 2023 and December 31, 2022, respectively	(78,106)	(2,403)
Paid-in capital	1,188,430	1,176,906
Retained earnings	344,034	190,423
Accumulated other comprehensive income	21,007	21,159
Total stockholders’ equity	1,475,383	1,386,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,320,898	$3,112,936

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET REVENUE	$1,069,072	$980,820	$2,084,920	$1,896,604
COST OF REVENUE	818,243	763,920	1,605,086	1,478,768
GROSS PROFIT	250,829	216,900	479,834	417,836

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	153,564	141,787	301,430	275,756
Depreciation and amortization expense	14,898	16,037	29,412	30,759
Total operating expenses	168,462	157,824	330,842	306,515
OPERATING INCOME	82,367	59,076	148,992	111,321

OTHER INCOME (EXPENSE):
Interest expense, net	(13,196)	(12,765)	(27,030)	(25,011)
Equity in earnings of joint ventures	1,397	1,326	2,834	2,593
Other, net	84,935	1	84,936	3
Total other income (expense)	73,136	(11,438)	60,740	(22,415)

INCOME BEFORE INCOME TAXES	155,503	47,638	209,732	88,906
INCOME TAX EXPENSE	41,100	13,709	56,121	24,702
NET INCOME	$114,403	$33,929	$153,611	$64,204

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain (loss) on cash flow hedges, net of income tax (expense) benefit of $(1,103), $(756), $49 and $(4,519), respectively	$3,291	$4,637	$(152)	$15,707
OTHER COMPREHENSIVE INCOME (LOSS)	3,291	4,637	(152)	15,707
NET COMPREHENSIVE INCOME	$117,694	$38,566	$153,459	$79,911

EARNINGS PER COMMON SHARE:
Earnings per share, basic	$0.64	$0.19	$0.85	$0.36
Earnings per share, diluted	$0.63	$0.19	$0.84	$0.35

Weighted average common shares outstanding, basic	179,807	180,621	180,531	180,293
Weighted average common shares outstanding, diluted	181,241	181,618	181,931	181,176

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$153,611	$64,204
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	30,801	33,249
Non-cash operating lease costs	9,334	9,988
Deferred income taxes - net	13,277	24,777
Amortization of deferred financing costs	2,187	2,117
Equity in earnings of joint ventures	(2,834)	(2,593)
Stock-based incentive compensation expense	13,673	8,576
Capital distribution from equity method investments	2,500	1,000
Other adjustments	361	506
Changes in operating assets and liabilities:
Accounts receivable, net	(18,619)	(22,950)
Inventories	(38,643)	(48,671)
Prepaid expenses and other current assets	654	(5,235)
Accounts payable	88,896	100,924
Accrued compensation and employee benefits	(3,949)	(26,384)
Accrued expenses and other current liabilities	24,805	18,900
Operating lease liabilities	(7,754)	(11,032)
Other noncurrent assets and liabilities	(9,012)	(10,422)
Net cash provided by operating activities	259,288	136,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(13,554)	(10,055)
Business acquisitions, net of cash acquired	(12,855)	(59,897)
Net cash used in investing activities	(26,409)	(69,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options, vesting of restricted stock, and related tax withholdings	(2,149)	523
Proceeds from warrant exercises	—	20,098
Repayments of debt principal	(3,000)	(3,000)
Purchase of company stock	(75,000)	—
Other financing activities	(5,750)	—
Net cash (used in) provided by financing activities	(85,899)	17,621

NET INCREASE IN CASH AND CASH EQUIVALENTS	146,980	84,623
Cash and cash equivalents - beginning of the period	294,186	119,423
CASH AND CASH EQUIVALENTS - END OF PERIOD	$441,166	$204,046

Supplemental disclosure of cash flow information:
Cash paid for interest	$33,991	$21,793
Cash paid for income taxes	$21,786	$4,966
Cash paid for operating leases	$13,231	$12,435

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - December 31, 2021	$—	$18	$(2,403)	$1,138,855	$39,867	$(451)	$1,175,886
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	355	—	—	355
Stock-based incentive compensation	—	—	—	4,178	—	—	4,178
Net income	—	—	—	—	30,275	—	30,275
Other comprehensive income	—	—	—	—	—	11,070	11,070
Balance - March 31, 2022	$—	$18	$(2,403)	$1,143,388	$70,142	$10,619	$1,221,764
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	168	—	—	168
Exercise of warrants	—	—	—	20,098	—	—	20,098
Stock-based incentive compensation	—	—	—	4,398	—	—	4,398
Net income	—	—	—	—	33,929	—	33,929
Other comprehensive income	—	—	—	—	—	4,637	4,637
Balance - June 30, 2022	$—	$18	$(2,403)	$1,168,052	$104,071	$15,256	$1,284,994

Balance - December 31, 2022	$—	$18	$(2,403)	$1,176,906	$190,423	$21,159	$1,386,103
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(1,902)	—	—	(1,902)
Stock-based incentive compensation	—	—	—	5,988	—	—	5,988
Purchase of company stock	—	—	(75,735)	—	—	—	(75,735)
Net income	—	—	—	—	39,208	—	39,208
Other comprehensive loss	—	—	—	—	—	(3,443)	(3,443)
Balance - March 31, 2023	$—	$18	$(78,138)	$1,180,992	$229,631	$17,716	$1,350,219
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(247)	—	—	(247)
Stock-based incentive compensation	—	—	—	7,685	—	—	7,685
Purchase of company stock, and related tax effects	—	—	32	—	—	—	32
Net income	—	—	—	—	114,403	—	114,403
Other comprehensive income	—	—	—	—	—	3,291	3,291
Balance - June 30, 2023	$—	$18	$(78,106)	$1,188,430	$344,034	$21,007	$1,475,383

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
On March 14, 2019, HC I and HC II entered into a definitive agreement (the “Merger Agreement”) to merge with and into a wholly-owned subsidiary of BioScrip, Inc. (“BioScrip”) (the “Merger”), a national provider of infusion and home care management solutions, which was completed on August 6, 2019 (the “Merger Date”). Following the close of the transaction, BioScrip was rebranded as Option Care Health. The combined Company’s stock is listed on the Nasdaq Global Select Market as of June 30, 2023. During the three and six months ended June 30, 2023, HC I completed sales of 10,771,926 and 23,771,926 shares of common stock, respectively. All remaining shares held by HC I were sold during the three months ended June 30, 2023. In addition, the Company repurchased 2,475,166 shares from HC I on March 3, 2023 under the Company’s share repurchase program. See Note 15, Stockholders’ Equity, for further discussion of the Company’s share repurchase program. As of June 30, 2023, HC I no longer holds shares of the Company’s common stock.
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 94 full service pharmacies and 76 stand-alone ambulatory infusion suites. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2023, cash equivalents consisted of money market funds.
Prepaid Expenses and Other Current Assets — Included in prepaid expenses and other current assets are rebates receivable from pharmaceutical and medical supply manufacturers of $58.2 million and $53.4 million as of June 30, 2023 and December 31, 2022, respectively.
Equity-Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the balance of the investments was $19.7 million and $19.4 million, respectively. The balance of these investments is increased to reflect the Company’s capital contributions and equity in earnings of the investees. The balance of these investments is decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company’s proportionate share of earnings was $1.4 million and $2.8 million for the three and six months ended June 30, 2023, respectively. The Company’s proportionate share of earnings was $1.3 million and $2.6 million for the three and six months ended June 30, 2022, respectively. Distributions from the investees are treated as cash inflows from operating activities in the unaudited condensed consolidated statements of cash flows. During the three months ended June 30, 2023, the Company did not receive any distributions from the investees. During the six months ended June 30, 2023, the Company received distributions from the investees of $2.5 million. During the three and six months ended June 30, 2022, the Company received a distribution of $1.0 million from the investees. See Note 16, Related-Party Transactions, for discussion of related-party transactions with these investees.
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 14% for the three and six months ended June 30, 2023. Revenue related to the Company’s largest payer was approximately 15% for the three and six months ended June 30, 2022. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three and six months ended June 30, 2023, approximately 12% of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. For the three and six months ended June 30, 2022, approximately 12% of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of June 30, 2023 and December 31, 2022, approximately 13% of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
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
For the three and six months ended June 30, 2023, approximately 74% and 73%, respectively, of the Company’s pharmaceutical and medical supply purchases were from four vendors. For the three and six months ended June 30, 2022, approximately 72% and 73%, respectively, of the Company’s pharmaceutical and medical supply purchases were from four vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

3. BUSINESS COMBINATIONS
Amedisys, Inc. — On May 3, 2023, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Amedisys, Inc. (“Amedisys”), a leading provider of healthcare in home health and hospice settings. Under the terms of the merger agreement, the Company would issue new shares of its common stock to Amedisys’s stockholders, which would result in the Company’s stockholders holding approximately 64.5% of the combined company.
On June 26, 2023, the Company entered into an agreement to terminate the Merger Agreement (the “Mutual Termination Agreement”). Under the terms of the Mutual Termination Agreement, the Company received a payment of $106.0 million in cash on behalf of Amedisys (“Termination Fee”). The Termination Fee is included in Other, net in the unaudited condensed consolidated statements of comprehensive income and in Net cash provided by operating activities in the unaudited condensed consolidated statements of cash flows.
During the three months ended June 30, 2023, the Company incurred $21.1 million in merger-related expenses, which are included in Other, net in the unaudited condensed consolidated statements of comprehensive income and in Net cash provided by operating activities in the unaudited condensed consolidated statements of cash flows.
Revitalized, LLC — In May 2023, pursuant to the equity purchase agreement dated May 1, 2023, the Company completed the acquisition of 100% of the membership interests in Revitalized, LLC (“Revitalized”) for a purchase price, net of cash acquired, of $12.9 million primarily consisting of $7.0 million of goodwill and $5.5 million of intangible assets.
Rochester Home Infusion, Inc. — In August 2022, pursuant to the stock purchase agreement dated June 10, 2022, the Company completed the acquisition of 100% of the equity interests in Rochester Home Infusion, Inc. (“RHI”) for a purchase price, net of cash acquired, of $27.4 million.
The allocation of the purchase price of RHI was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, with the total purchase price being allocated to the assets and liabilities acquired based on the relative fair value of each asset and liability. The following is a final allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired (in thousands):

Amount
Accounts receivable	$686
Intangible assets	5,449
Other assets	394
Accounts payable and other liabilities	(434)
Fair value identifiable assets and liabilities	6,095
Goodwill (1)	21,323
Cash acquired	201
Purchase price	27,619
Less: cash acquired	(201)
Purchase price, net of cash acquired	$27,418
(1) Goodwill is attributable to cost synergies from procurement and operational efficiencies and elimination of duplicative administrative costs.

4. REVENUE
The following table sets forth the net revenue earned by category of payer for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercial payers	$934,001	$851,915	$1,807,912	$1,638,192
Government payers	123,737	119,385	246,526	234,590
Patients	11,334	9,520	30,482	23,822
Net revenue	$1,069,072	$980,820	$2,084,920	$1,896,604
5. INCOME TAXES
During the three and six months ended June 30, 2023, the Company recorded tax expense of $41.1 million and $56.1 million, respectively, which includes $22.1 million of tax expense related to the Termination Fee payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses. The tax expense for the three and six months ended June 30, 2023 represents an effective tax rate of 26.4% and 26.8%, respectively. The variance in the Company’s effective tax rate of 26.4% and 26.8% for the three and six months ended June 30, 2023, respectively, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates, as well as various non-deductible expenses. During the three and six months ended June 30, 2022, the Company recorded tax expense of $13.7 million and $24.7 million, respectively, which represents an effective tax rate of 28.8% and 27.8%, respectively. The variance in the Company’s effective tax rate of 28.8% and 27.8% for the three and six months ended June 30, 2022, compared to the federal statutory rate of 21%, is primarily attributable to current and deferred state taxes as well as various non-deductible expenses.
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
The Company’s tax expense for the three and six months ended June 30, 2023 of $41.1 million and $56.1 million, respectively, consists of quarterly federal and state tax liabilities as well as recognized deferred federal and state tax expense. The Company’s tax expense for the three and six months ended June 30, 2022 of $13.7 million and $24.7 million, respectively, consists of quarterly tax liabilities attributed to specific state taxing authorities as well as recognized deferred federal and state tax expense.
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
The earnings are used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the three and six months ended June 30, 2023 and 2022 includes the effect of shares that would be issued in connection with warrants, stock options, restricted stock awards and performance stock unit awards, as these common stock equivalents are dilutive to the earnings per share recorded in those periods.
The following table presents the Company’s common stock equivalents that were excluded from the calculation of earnings per share as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock option awards	1,345,914	900,378	1,111,271	836,957
Restricted stock awards	48,690	136,568	591,176	389,831
Performance stock unit awards	—	—	152,189	—
The following table presents the Company’s basic earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (1)	$114,403	$33,929	$153,611	$64,204
Denominator:
Weighted average number of common shares outstanding	179,807	180,621	180,531	180,293
Earnings per common share:
Earnings per common share, basic	$0.64	$0.19	$0.85	$0.36
(1) Net income for the three and six months ended June 30, 2023 includes $62.8 million related to the termination payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses and taxes. See Note 3, Business Combinations, for further discussion.
The following table presents the Company’s diluted earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (1)	$114,403	$33,929	$153,611	$64,204
Denominator:
Weighted average number of common shares outstanding	179,807	180,621	180,531	180,293
Effect of dilutive securities	1,434	997	1,400	883
Weighted average number of common shares outstanding, diluted	181,241	181,618	181,931	181,176
Earnings per common share:
Earnings per common share, diluted	$0.63	$0.19	$0.84	$0.35
(1) Net income for the three and six months ended June 30, 2023 includes $62.8 million related to the termination payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses and taxes. See Note 3, Business Combinations, for further discussion.

7. LEASES
During the three and six months ended June 30, 2023, the Company incurred operating lease expenses of $7.3 million and $14.5 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. During the three and six months ended June 30, 2022, the Company incurred operating lease expenses of $7.4 million and $14.8 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. As of June 30, 2023, the weighted-average remaining lease term was 6.8 years and the weighted-average discount rate was 5.80%.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2023	$15,611
2024	21,744
2025	19,350
2026	16,562
2027	13,500
Thereafter	38,205
Total lease payments	124,972
Less: interest	(25,085)
Present value of lease liabilities	$99,887
During the six months ended June 30, 2023, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flow of $16.8 million related to increases in the operating lease right-of-use assets and operating lease liabilities. During the six months ended June 30, 2022, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flow of $8.4 million related to increases in the operating lease right-of-use assets and operating lease liabilities. As of June 30, 2023, the Company did not have any significant operating or financing leases that had not yet commenced.

8. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Infusion pumps	$37,049	$34,942
Equipment, furniture and other	35,919	31,929
Leasehold improvements	99,979	99,085
Computer software, purchased and internally developed	46,464	34,922
Assets under development	21,677	29,411
	241,088	230,289
Less: accumulated depreciation	(134,311)	(121,968)
Property and equipment, net	$106,777	$108,321
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income, depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense in cost of revenue	$680	$1,233	$1,390	$2,491
Depreciation expense in operating expenses	6,288	7,371	12,300	14,559
Total depreciation expense	$6,968	$8,604	$13,690	$17,050

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill consist of the following activity for the three and six months ended June 30, 2023 (in thousands):

Balance at December 31, 2022	$1,533,424
Purchase accounting adjustments	145
Balance at March 31, 2023	$1,533,569
Acquisitions	6,998
Balance at June 30, 2023	$1,540,567
The carrying amount and accumulated amortization of intangible assets consist of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Gross intangible assets:
Referral sources	$514,388	$509,646
Trademarks/names	39,136	38,508
Other amortizable intangible assets	1,003	912
Total gross intangible assets	554,527	549,066

Accumulated amortization:
Referral sources	(183,440)	(167,902)
Trademarks/names	(18,247)	(16,901)
Other amortizable intangible assets	(247)	(148)
Total accumulated amortization	(201,934)	(184,951)
Total intangible assets, net	$352,593	$364,115
Amortization expense for intangible assets was $8.5 million and $17.0 million for the three and six months ended June 30, 2023, respectively. Amortization expense for intangible assets was $8.7 million and $16.2 million for the three and six months ended June 30, 2022, respectively.

10. INDEBTEDNESS
Long-term debt consisted of the following as of June 30, 2023 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Asset-based-lending (“ABL”) Facility	$—	$—	$—	$—
First Lien Term Loan	591,000	(7,650)	(10,618)	572,732
Senior Notes	500,000	—	(9,341)	490,659
	$1,091,000	$(7,650)	$(19,959)	1,063,391
Less: current portion				(6,000)
Total long-term debt				$1,057,391
Long-term debt consisted of the following as of December 31, 2022 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL Facility	$—	$—	$—	$—
First Lien Term Loan	594,000	(8,307)	(11,529)	574,164
Senior Notes	500,000	—	(9,960)	490,040
	$1,094,000	$(8,307)	$(21,489)	1,064,204
Less: current portion				(6,000)
Total long-term debt				$1,058,204
Effective June 30, 2023, the Company entered into an agreement, dated as of June 8, 2023, to amend the First Lien Term Loan (the “First Lien Credit Agreement Amendment”) solely to replace London Interbank Offered Rate (“LIBOR”) and related definitions and provisions with Secured Overnight Financing Rate (“SOFR”) as the new reference rate. The Company elected an optional expedient allowed under ASC Topic 848 such that we will account for the modification as a continuation of the existing contract.
The interest rate on the First Lien Term Loan was 7.90% and 6.82% as of June 30, 2023 and December 31, 2022, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 7.76% and 7.52% for the three and six months ended June 30, 2023, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 3.52% and 3.39% for the three and six months ended June 30, 2022, respectively. The interest rate on the Senior Notes was 4.375% as of June 30, 2023 and December 31, 2022. The weighted average interest rate incurred on the Senior Notes was 4.375% for the three and six months ended June 30, 2023, respectively. The weighted average interest rate incurred on the Senior Notes was 4.375% for the three and six months ended June 30, 2022, respectively.
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2023	$3,000
2024	6,000
2025	6,000
2026	6,000
2027	6,000
Thereafter	1,064,000
Total	$1,091,000
During the three and six months ended June 30, 2023 and 2022, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 11, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of June 30, 2023 (in thousands):

Financial Instrument	Carrying Value as of June 30, 2023	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$572,732	$—	$590,261	$—
Senior Notes	490,659	—	437,500	—
Total debt instruments	$1,063,391	$—	$1,027,761	$—
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
In October 2021, the Company entered into an interest rate cap hedge with a notional amount of $300 million for a 5-year term beginning November 30, 2021. The hedge partially offsets risk associated with the First Lien Term Loan’s variable interest rate. The interest rate cap instrument perfectly offsets the terms of the interest rates associated with the variable interest rate of the First Lien Term Loan. As a result of the First Lien Credit Agreement Amendment, the Company elected an optional expedient allowed under ASC Topic 848 such that we will continue the hedging relationship for the interest rate cap hedge.
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair Value - Derivatives in Asset Position
Derivative	Balance Sheet Caption	June 30, 2023	December 31, 2022
Interest rate cap designated as cash flow hedge	Prepaid expenses and other current assets	$8,740	$10,926
Interest rate cap designated as cash flow hedge	Other noncurrent assets	19,327	17,342
Total derivative assets		$28,067	$28,268
The gain (loss) associated with the change in the fair value of the effective portion of the hedging instrument is recorded in other comprehensive income (loss). The following table presents the pre-tax gain (loss) from derivative instruments recognized in other comprehensive income (loss) in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative	2023	2022	2023	2022
Interest rate cap designated as cash flow hedge	$4,394	$5,393	$(201)	$20,226
The following table presents the amount and location of pre-tax income recognized in the Company’s unaudited condensed consolidated statements of comprehensive income related to the Company’s derivative instruments (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative	Income Statement Caption	2023	2022	2023	2022
Interest rate cap designated as cash flow hedge	Interest expense, net	$2,719	$491	$5,071	$1,184

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
There were no other assets or liabilities measured at fair value at June 30, 2023 and December 31, 2022.
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

14. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by the BioScrip stockholders on May 3, 2018 and amended and restated on May 19, 2021, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors, resulting in a total of 9,101,734 shares of common stock authorized for issuance. The 2018 Plan is administered by the Company’s Compensation Committee, a standing committee of the Company’s Board of Directors. The Company had stock options, restricted stock units and performance stock units outstanding related to the 2018 Plan as of June 30, 2023 and 2022. During the three and six months ended June 30, 2023, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $7.7 million and $13.7 million, respectively. During the three and six months ended June 30, 2022, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $4.4 million and $8.6 million, respectively.
15. STOCKHOLDERS’ EQUITY
2017 Warrants — During the three and six months ended June 30, 2023, warrant holders did not elect to exercise any warrants to purchase shares of common stock. During the three and six months ended June 30, 2022, warrant holders elected to exercise 1,130,089 warrants to purchase shares of common stock. As of June 30, 2023 and December 31, 2022, the remaining warrant holders are entitled to purchase 240,188 shares of common stock.
2015 Warrants — During the three and six months ended June 30, 2023, warrant holders exercised an immaterial number of warrants to purchase shares of common stock. During the three and six months ended June 30, 2022, warrant holders elected to exercise 868,304 warrants to purchase shares of common stock. As of June 30, 2023 and December 31, 2022, the remaining warrant holders are entitled to purchase 14,044 and 15,231 shares of common stock, respectively.
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
On March 3, 2023, the Company purchased 2,475,166 shares of common stock under the share repurchase program for an average share price of $30.30, totaling $75.0 million, which repurchased shares became treasury stock. As of June 30, 2023, the Company is authorized to repurchase up to an aggregate $175.0 million of common stock of the Company.
16. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $1.3 million and $2.6 million for the three and six months ended June 30, 2023, respectively. The Company recorded management fee income of $0.9 million and $1.8 million for the three and six months ended June 30, 2022, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income. During the three months ended June 30, 2023, the Company did not receive any distributions from the investees. During the six months ended June 30, 2023, the Company received distributions from the investees of $2.5 million. During the three and six months ended June 30, 2022, the Company received $1.0 million in distributions from the investees.
The Company had an amount due from its joint ventures of $0.2 million as of June 30, 2023. These receivables were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. The Company also had amounts due to its joint ventures of $1.5 million as of December 31, 2022. These payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.
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
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 170 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, and dietitians work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, bleeding disorder therapies, immunoglobulin therapy, and other therapies for chronic and acute conditions.
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

Update on the Impact of the COVID-19 Pandemic
On May 11, 2023 the Department of Health and Human Services declared the COVID-19 pandemic is no longer a public health emergency. The Company anticipates that new variants could affect its operations for an extended period; however, at this time we cannot confidently forecast the duration or the ultimate financial impact on our operations.
See Item 1A. “Risk Factors” under the caption “The COVID-19 pandemic and other potential pandemic events could adversely impact our business, results of operations, cash flows and financial position” included in our Form 10-K for further discussion of risks.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three and six months ended June 30, 2023 and 2022.
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
Depreciation and Amortization Expense. Depreciation within this caption relates to fixed assets and amortization relates to intangibles. Depreciation of revenue-generating assets, such as infusion pumps, is included in cost of revenue.
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
Change in Unrealized Gains (Losses) on Cash Flow Hedges, Net of Income Tax (Expense) Benefit. Change in unrealized gains (losses) on cash flow hedges, net of income tax expense consists of the gains and losses associated with the changes in the fair value of derivatives designated as hedging instruments related to the interest rate cap hedge, net of income taxes.

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$1,069,072	100.0%	$980,820	100.0%	$2,084,920	100.0%	$1,896,604	100.0%
COST OF REVENUE	818,243	76.5%	763,920	77.9%	1,605,086	77.0%	1,478,768	78.0%
GROSS PROFIT	250,829	23.5%	216,900	22.1%	479,834	23.0%	417,836	22.0%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	153,564	14.4%	141,787	14.5%	301,430	14.5%	275,756	14.5%
Depreciation and amortization expense	14,898	1.4%	16,037	1.6%	29,412	1.4%	30,759	1.6%
Total operating expenses	168,462	15.8%	157,824	16.1%	330,842	15.9%	306,515	16.2%
OPERATING INCOME	82,367	7.7%	59,076	6.0%	148,992	7.1%	111,321	5.9%

OTHER INCOME (EXPENSE):
Interest expense, net	(13,196)	(1.2)%	(12,765)	(1.3)%	(27,030)	(1.3)%	(25,011)	(1.3)%
Equity in earnings of joint ventures	1,397	0.1%	1,326	0.1%	2,834	0.1%	2,593	0.1%
Other, net	84,935	7.9%	1	—%	84,936	4.1%	3	—%
Total other income (expense)	73,136	6.8%	(11,438)	(1.2)%	60,740	2.9%	(22,415)	(1.2)%

INCOME BEFORE INCOME TAXES	155,503	14.5%	47,638	4.9%	209,732	10.1%	88,906	4.7%
INCOME TAX EXPENSE	41,100	3.8%	13,709	1.4%	56,121	2.7%	24,702	1.3%
NET INCOME	$114,403	10.7%	$33,929	3.5%	$153,611	7.4%	$64,204	3.4%

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain (loss) on cash flow hedges, net of income tax (expense) benefit of $(1,103), $(756), $49, and $(4,519), respectively	3,291	0.3%	4,637	0.5%	(152)	—%	15,707	0.8%
OTHER COMPREHENSIVE INCOME (LOSS)	3,291	0.3%	4,637	0.5%	(152)	—%	15,707	0.8%
NET COMPREHENSIVE INCOME	$117,694	11.0%	$38,566	3.9%	$153,459	7.4%	$79,911	4.2%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three months ended June 30, 2023 and 2022.
Gross Profit

	Three Months Ended June 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Net revenue	$1,069,072	$980,820	$88,252	9.0%
Cost of revenue	818,243	763,920	54,323	7.1%
Gross profit	$250,829	$216,900	$33,929	15.6%
Gross profit margin	23.5%	22.1%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had mid-single-digit growth relative to the prior year while chronic revenue grew in the low-double-digits. The increase in net revenue was partially offset by the divestiture of respiratory therapy assets as well as therapies related to the treatment of ALS and pre-term labor. The increase in cost of revenue and gross profit was primarily driven by the growth in revenue. Revenue growth outpaced the increase in cost of revenue primarily due to our disciplined procurement strategies, certain favorable therapy pricing dynamics, and efficient utilization of our infusion suite network. Additionally, with inflationary pressures steadily trending downward during the three months ended June 30, 2023, gross profit margins have normalized compared to the three months ended June 30, 2022 when inflationary pressures were aggressively trending on an upward trajectory which resulted in decreased gross profit margins.
Operating Expenses

	Three Months Ended June 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$153,564	$141,787	$11,777	8.3%
Depreciation and amortization expense	14,898	16,037	(1,139)	(7.1)%
Total operating expenses	$168,462	$157,824	$10,638	6.7%
The increase in selling, general and administrative expenses is primarily due to an increase in salaries and benefits as a result of expansion of team members to adjust to current volumes, but has decreased as a percentage of revenue to 14.4% for the three months ended June 30, 2023 as compared to 14.5% for the three months ended June 30, 2022, because our revenue has grown at a faster pace than our selling, general and administrative expenses.

Other Income (Expense)

	Three Months Ended June 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Interest expense, net	$(13,196)	$(12,765)	$(431)	3.4%
Equity in earnings of joint ventures	1,397	1,326	71	5.4%
Other, net	84,935	1	84,934	8,493,400%
Total other income (expense)	$73,136	$(11,438)	$84,574	(739.4)%
The increase in interest expense, net during the three months ended June 30, 2023 was primarily attributable to increases in the First Lien Term Loan’s variable interest rate as compared to three months ended June 30, 2022, partially offset by interest income generated from our cash and cash equivalents. See Note 10, Indebtedness, of the consolidated financial statements for further information.
The increase in equity in earnings of joint ventures was primarily attributable to the performance of the joint ventures.
The increase in Other, net during the three months ended June 30, 2023 is due to the $106.0 million payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses. There was no comparable activity during the three months ended June 30, 2022. See Note 3, Business Combinations, for further discussion.
Income Tax Expense

	Three Months Ended June 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Income tax expense	$41,100	$13,709	$27,391	199.8%
The Company recorded income tax expense of $41.1 million and $13.7 million for the three months ended June 30, 2023 and 2022, respectively. The income tax expense for the three months ended June 30, 2023 includes $22.1 million of tax expense related to the Termination Fee payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses. The tax expense for the three months ended June 30, 2023 and 2022 represents an effective tax rate of 26.4% and 28.8%, respectively. The variance in the Company’s effective tax rate of 26.4% for the three months ended June 30, 2023, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates, as well as various non-deductible expenses. The variance in the Company’s effective tax rate of 28.8% for the three months ended June 30, 2022, compared to the federal statutory rate of 21%, is primarily attributable to current and deferred state taxes as well as various non-deductible expenses.

Net Income and Other Comprehensive Income

	Three Months Ended June 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Net income	$114,403	$33,929	$80,474	237.2%
Other comprehensive income, net of tax:
Changes in unrealized gain on cash flow hedges, net of income taxes	3,291	4,637	(1,346)	(29.0)%
Other comprehensive income	3,291	4,637	(1,346)	(29.0)%
Net comprehensive income	$117,694	$38,566	$79,128	205.2%
The change in net income was attributable to organic growth from additional revenue related to the factors described in the above sections and the $106.0 million payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses. There was no comparable activity during the three months ended June 30, 2022.
For the three months ended June 30, 2023 and 2022, the change in unrealized gain on cash flow hedges, net of income taxes was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income increased to $117.7 million for the three months ended June 30, 2023, compared to net comprehensive income of $38.6 million for the three months ended June 30, 2022, primarily as a result of the changes in net income discussed above and partially offset by the impact of the fair value of the interest rate cap hedge.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the six months ended June 30, 2023 and 2022.
Gross Profit

	Six Months Ended June 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Net revenue	$2,084,920	$1,896,604	$188,316	9.9%
Cost of revenue	1,605,086	1,478,768	126,318	8.5%
Gross profit	$479,834	$417,836	$61,998	14.8%
Gross profit margin	23.0%	22.0%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had mid-single-digit growth relative to the prior year while chronic revenue grew in the low-double-digits. The increase in net revenue was partially offset by the divestiture of respiratory therapy assets as well as therapies related to the treatment of ALS and pre-term labor. The increase in cost of revenue and gross profit was primarily driven by the growth in revenue. Revenue growth outpaced the increase in cost of revenue primarily due to our disciplined procurement strategies, certain favorable therapy pricing dynamics, and efficient utilization of our infusion suite network. Additionally, with inflationary pressures steadily trending downward during the six months ended June 30, 2023, gross profit margins have normalized compared to the six months ended June 30, 2022 when inflationary pressures were aggressively trending on an upward trajectory which resulted in decreased gross profit margins.

Operating Expenses

	Six Months Ended June 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$301,430	$275,756	$25,674	9.3%
Depreciation and amortization expense	29,412	30,759	(1,347)	(4.4)%
Total operating expenses	$330,842	$306,515	$24,327	7.9%
The increase in selling, general and administrative expenses is primarily due to salaries and benefits as a result of expansion of team members to adjust to current volumes, however, these expenses have remained consistent as a percentage of revenue at 14.5% for the six months ended June 30, 2023 and 2022 due to the Company’s focus on controlling spending leverage.
Other Income (Expense)

	Six Months Ended June 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Interest expense, net	$(27,030)	$(25,011)	$(2,019)	8.1%
Equity in earnings of joint ventures	2,834	2,593	241	9.3%
Other, net	84,936	3	84,933	2,831,100%
Total other income (expense)	$60,740	$(22,415)	$83,155	(371.0)%
The increase in interest expense, net during the six months ended June 30, 2023 was primarily attributable to increases in the First Lien Term Loan’s variable interest rate as compared to the six months ended June 30, 2022, partially offset by interest income generated from our cash and cash equivalents. See Note 10, Indebtedness, of the consolidated financial statements for further information.
The increase in equity in earnings of joint ventures was primarily attributable to the performance of the joint ventures.
The increase in Other, net during the six months ended June 30, 2023 is due to the $106.0 million payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses. There was no comparable activity during the six months ended June 30, 2022. See Note 3, Business Combinations, for further discussion.
Income Tax Expense

	Six Months Ended June 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Income tax expense	$56,121	$24,702	$31,419	127.2%
The Company recorded income tax expense of $56.1 million and $24.7 million for the six months ended June 30, 2023 and 2022, respectively. The income tax expense for the six months ended June 30, 2023 includes $22.1 million of tax expense related to the Termination Fee payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses. The tax expense for the six months ended June 30, 2023 and 2022 represents an effective tax rate of 26.8% and 27.8%, respectively. The variance in the Company’s effective tax rate of 26.8% for the six months ended June 30, 2023, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates, as well as various non-deductible expenses. The variance in the Company’s effective tax rate of 27.8% for the six months ended June 30, 2022, compared to the federal statutory rate of 21%, is primarily attributable to current and deferred state taxes as well as various non-deductible expenses.

Net Income and Other Comprehensive (Loss) Income

	Six Months Ended June 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Net income	$153,611	$64,204	$89,407	139.3%
Other comprehensive (loss) income, net of tax:
Changes in unrealized (loss) gain on cash flow hedges, net of income taxes	(152)	15,707	(15,859)	(101.0)%
Other comprehensive (loss) income	(152)	15,707	(15,859)	(101.0)%
Net comprehensive income	$153,459	$79,911	$73,548	92.0%
The change in net income was attributable to organic growth from additional revenue related to the factors described in the above sections. Additionally, the change in net income was attributable to the $106.0 million payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses. There was no comparable activity during the six months ended June 30, 2022.
For the six months ended June 30, 2023, the change in unrealized (loss) gain on cash flow hedges, net of income taxes was related to the increase in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income increased to $153.5 million for the six months ended June 30, 2023, compared to net comprehensive income of $79.9 million for the six months ended June 30, 2022, primarily as a result of the changes in net income discussed above and partially offset by the impact of the fair value of the interest rate cap hedge.
Liquidity and Capital Resources
For the six months ended June 30, 2023 and the twelve months ended December 31, 2022, the Company’s primary sources of liquidity were cash and cash equivalents of $441.2 million and $294.2 million, respectively. As of June 30, 2023, the Company had $219.5 million of borrowings available under its credit facilities (net of $5.5 million undrawn letters of credit issued and outstanding). As of December 31, 2022, the Company had $168.3 million of borrowings available under its credit facilities (net of $6.7 million undrawn letters of credit issued and outstanding). During the six months ended June 30, 2023 and the twelve months ended December 31, 2022, the Company’s positive cash flows from operations enabled investments in pharmacy and information technology infrastructure to support growth and create additional capacity in the future, as well as to pursue acquisitions and share repurchases.
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
Credit Facilities
Effective January 13, 2023, the Company entered into an agreement to amend the ABL Facility, to among other things, increase the amount of borrowing availability by $50.0 million to $225.0 million total borrowing availability and to replace LIBOR with SOFR as the new reference rate. The ABL Facility provides for borrowings up to $225.0 million and matures on October 27, 2026. The ABL Facility bears interest at a rate equal to, at the Company’s election, either (i) a base rate determined in accordance with the ABL Credit Agreement plus an applicable margin, which is equal to between 0.25% and 0.75% based on the historical excess availability as a percentage of the Line Cap (as such term is defined in the ABL Credit Agreement) and (ii) SOFR (or a comparable successor rate, with a floor of 0.00% per annum) plus an applicable margin, which is equal to between 1.25% and 1.75% based on the historical excess availability as a percentage of the Line Cap. The Company had $5.5 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL Facility of $219.5 million as of June 30, 2023.
Effective June 30, 2023, the Company entered into an agreement, dated as of June 8, 2023, to amend the First Lien Term Loan to replace LIBOR and related definitions and provisions with SOFR as the new reference rate. The principal balance of the First Lien Term Loan is repayable in quarterly installments of $1.5 million plus interest, with a final payment of all remaining outstanding principal due on October 27, 2028. The quarterly principal payments commenced in March 2022. Under the First Lien Credit Agreement Amendment, interest on the First Lien Term Loan is payable monthly on either (i) SOFR (with a floor of 0.50% per annum) plus an applicable margin of 2.75% for Term SOFR Loans (as such term is defined in the First Lien Credit Agreement Amendment); and (ii) a base rate determined in accordance with the First Lien Credit Agreement Amendment, plus 1.75% for Base Rate Loans (as such term is defined in the First Lien Credit Agreement Amendment).
The Senior Notes bear interest at a rate of 4.375% per annum and are payable semi-annually in arrears on October 31 and April 30 of each year, which began on April 30, 2022. The Senior Notes mature on October 31, 2029.
Interest payments over the course of long-term debt obligations total an estimated $386.1 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on current rates as of June 30, 2023. Actual payments are based on changes in SOFR and exclude the interest rate cap derivative instrument.

Cash Flows
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2023	2022	Variance

	(in thousands)
Net cash provided by operating activities	$259,288	$136,954	$122,334
Net cash used in investing activities	(26,409)	(69,952)	43,543
Net cash (used in) provided by financing activities	(85,899)	17,621	(103,520)
Net increase in cash and cash equivalents	146,980	84,623	62,357
Cash and cash equivalents - beginning of period	294,186	119,423	174,763
Cash and cash equivalents - end of period	$441,166	$204,046	$237,120
Cash Flows from Operating Activities
The increase in cash provided by operating activities is primarily due to higher net income, the Termination Fee received on behalf of Amedisys as a result of the Mutual Termination Agreement, net of merger-related expenses and taxes, changes in accrued compensation and employee benefits, changes in inventory, partially offset by prepaid expenses and other current assets, and certain accruals and timing of vendor payments during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Cash Flows from Investing Activities
The decrease in cash used in investing activities during the six months ended June 30, 2023 is primarily due a decrease in acquisition activity as compared to the six months ended June 30, 2022. During the six months ended June 30, 2023, the Company completed the acquisition of Revitalized in the amount of $12.9 million, as compared to the six months ended June 30, 2022, where the Company acquired SPNN in the amount of $59.9 million.
Cash Flows from Financing Activities
The cash used in financing activities is primarily related to the Company’s repurchase of common stock during the six months ended June 30, 2023, whereas the six months ended June 30, 2022 activity primarily related to the proceeds of warrant exercises.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides certain information with respect to the Company’s repurchases of common stock from April 1, 2023 through June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	—	$—	—	$174,999,995
May 1, 2023 - May 31, 2023	—	—	—	174,999,995
June 1, 2023 - June 30, 2023	—	—	—	174,999,995
	—	$—	—	$174,999,995
Item 5. Other Information
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
No director or officer of the Company has adopted, modified or terminated a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2023.

Item 6.Exhibits
(a) Exhibits.

Exhibit Number	Description
10.1
Mutual Termination Agreement, dated as of June 26, 2023, by and among Option Care Health, Inc., Uintah Merger Sub, Inc., and Amedisys, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 26, 2023).

10.2	First Amendment to Amended and Restated First Lien Credit Agreement, dated as of June 8, 2023, is entered into by Bank of America, N.A., as administrative agent.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Formatted Cover Page
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTION CARE HEALTH, INC.

Date: July 27, 2023	/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Duly Authorized Officer)