Form 10-Q
period 2023-09-30
Option Care Health, Inc.
filed 2023-10-25
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

On October 23, 2023, there were 177,130,539 shares of the registrant’s Common Stock outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1.Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$386,489	$294,186
Accounts receivable, net	382,957	377,542
Inventories	251,366	224,281
Prepaid expenses and other current assets	95,473	98,330
Total current assets	1,116,285	994,339

NONCURRENT ASSETS:
Property and equipment, net	107,960	108,321
Operating lease right-of-use asset	83,732	72,424
Intangible assets, net	20,868	22,371
Referral sources, net	323,126	341,744
Goodwill	1,540,246	1,533,424
Other noncurrent assets	51,399	40,313
Total noncurrent assets	2,127,331	2,118,597
TOTAL ASSETS	$3,243,616	$3,112,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$429,536	$378,763
Accrued compensation and employee benefits	81,159	76,906
Accrued expenses and other current liabilities	88,921	84,302
Current portion of operating lease liability	18,468	19,380
Current portion of long-term debt	6,000	6,000
Total current liabilities	624,084	565,351

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,057,016	1,058,204
Operating lease liability, net of current portion	85,423	71,441
Deferred income taxes	33,921	22,154
Other noncurrent liabilities	3,089	9,683
Total noncurrent liabilities	1,179,449	1,161,482
Total liabilities	1,803,533	1,726,833

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 182,901,785 shares issued and 177,129,378 shares outstanding as of September 30, 2023; 182,341,420 shares issued and 181,957,698 shares outstanding as of December 31, 2022	18	18
Treasury stock; 5,772,407 and 383,722 shares outstanding, at cost, as of September 30, 2023 and December 31, 2022, respectively	(179,205)	(2,403)
Paid-in capital	1,197,874	1,176,906
Retained earnings	400,336	190,423
Accumulated other comprehensive income	21,060	21,159
Total stockholders’ equity	1,440,083	1,386,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,243,616	$3,112,936

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET REVENUE	$1,093,014	$1,020,918	$3,177,934	$2,917,522
COST OF REVENUE	838,748	802,917	2,443,834	2,281,685
GROSS PROFIT	254,266	218,001	734,100	635,837

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	158,214	142,015	459,644	417,771
Depreciation and amortization expense	15,005	15,268	44,417	46,027
Total operating expenses	173,219	157,283	504,061	463,798
OPERATING INCOME	81,047	60,718	230,039	172,039

OTHER INCOME (EXPENSE):
Interest expense, net	(11,786)	(13,997)	(38,816)	(39,008)
Equity in earnings of joint ventures	1,273	1,472	4,107	4,065
Other, net	(449)	3,888	84,487	3,891
Total other (expense) income	(10,962)	(8,637)	49,778	(31,052)

INCOME BEFORE INCOME TAXES	70,085	52,081	279,817	140,987
INCOME TAX EXPENSE	13,783	13,258	69,904	37,960
NET INCOME	$56,302	$38,823	$209,913	$103,027

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain (loss) on cash flow hedges, net of income tax benefit (expense) of $8, $(1,398), $57 and $(5,917), respectively	$53	$9,255	$(99)	$24,962
OTHER COMPREHENSIVE INCOME (LOSS)	53	9,255	(99)	24,962
NET COMPREHENSIVE INCOME	$56,355	$48,078	$209,814	$127,989

EARNINGS PER COMMON SHARE:
Earnings per share, basic	$0.31	$0.21	$1.17	$0.57
Earnings per share, diluted	$0.31	$0.21	$1.16	$0.57

Weighted average common shares outstanding, basic	178,826	181,884	179,956	180,829
Weighted average common shares outstanding, diluted	180,528	183,022	181,286	181,760

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$209,913	$103,027
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	46,423	49,723
Non-cash operating lease costs	14,610	14,451
Deferred income taxes - net	11,767	37,631
Amortization of deferred financing costs	3,312	3,206
Equity in earnings of joint ventures	(4,107)	(4,065)
Stock-based incentive compensation expense	22,908	12,581
Capital distribution from equity method investments	4,000	2,500
Other adjustments	1,769	695
Changes in operating assets and liabilities:
Accounts receivable, net	(5,075)	(23,153)
Inventories	(28,362)	(52,749)
Prepaid expenses and other current assets	3,197	(10,335)
Accounts payable	50,726	129,859
Accrued compensation and employee benefits	4,197	(26,711)
Accrued expenses and other current liabilities	9,829	19,495
Operating lease liabilities	(13,019)	(15,372)
Other noncurrent assets and liabilities	(11,762)	(16,691)
Net cash provided by operating activities	320,326	224,092

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(21,981)	(17,111)
Business acquisitions, net of cash acquired	(12,855)	(87,315)
Other investing activities	(5,889)	—
Net cash used in investing activities	(40,725)	(104,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options, vesting of restricted stock, and related tax withholdings	(1,940)	(37)
Proceeds from warrant exercises	—	20,916
Repayments of debt principal	(4,500)	(4,500)
Purchase of company stock	(175,108)	—
Other financing activities	(5,750)	—
Net cash (used in) provided by financing activities	(187,298)	16,379

NET INCREASE IN CASH AND CASH EQUIVALENTS	92,303	136,045
Cash and cash equivalents - beginning of the period	294,186	119,423
CASH AND CASH EQUIVALENTS - END OF PERIOD	$386,489	$255,468

Supplemental disclosure of cash flow information:
Cash paid for interest	$46,377	$29,578
Cash paid for income taxes	$53,699	$6,690
Cash paid for operating leases	$20,272	$18,964

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - December 31, 2021	$—	$18	$(2,403)	$1,138,855	$39,867	$(451)	$1,175,886
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	355	—	—	355
Stock-based incentive compensation	—	—	—	4,178	—	—	4,178
Net income	—	—	—	—	30,275	—	30,275
Other comprehensive income	—	—	—	—	—	11,070	11,070
Balance - March 31, 2022	$—	$18	$(2,403)	$1,143,388	$70,142	$10,619	$1,221,764
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	168	—	—	168
Exercise of warrants	—	—	—	20,098	—	—	20,098
Stock-based incentive compensation	—	—	—	4,398	—	—	4,398
Net income	—	—	—	—	33,929	—	33,929
Other comprehensive income	—	—	—	—	—	4,637	4,637
Balance - June 30, 2022	$—	$18	$(2,403)	$1,168,052	$104,071	$15,256	$1,284,994
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(560)	—	—	(560)
Exercise of warrants	—	—	—	818	—	—	818
Stock-based incentive compensation	—	—	—	4,005	—	—	4,005
Net income	—	—	—	—	38,823	—	38,823
Other comprehensive income	—	—	—	—	—	9,255	9,255
Balance - September 30, 2022	$—	$18	$(2,403)	$1,172,315	$142,894	$24,511	$1,337,335

Balance - December 31, 2022	$—	$18	$(2,403)	$1,176,906	$190,423	$21,159	$1,386,103
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(1,902)	—	—	(1,902)
Stock-based incentive compensation	—	—	—	5,988	—	—	5,988
Purchase of company stock	—	—	(75,735)	—	—	—	(75,735)
Net income	—	—	—	—	39,208	—	39,208
Other comprehensive loss	—	—	—	—	—	(3,443)	(3,443)
Balance - March 31, 2023	$—	$18	$(78,138)	$1,180,992	$229,631	$17,716	$1,350,219
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(247)	—	—	(247)
Stock-based incentive compensation	—	—	—	7,685	—	—	7,685
Purchase of company stock, and related tax effects	—	—	32	—	—	—	32
Net income	—	—	—	—	114,403	—	114,403
Other comprehensive income	—	—	—	—	—	3,291	3,291
Balance - June 30, 2023	$—	$18	$(78,106)	$1,188,430	$344,034	$21,007	$1,475,383
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	209	—	—	209
Stock-based incentive compensation	—	—	—	9,235	—	—	9,235
Purchase of company stock, and related tax effects	—	—	(101,099)	—	—	—	(101,099)
Net income	—	—	—	—	56,302	—	56,302
Other comprehensive income	—	—	—	—	—	53	53
Balance - September 30, 2023	$—	$18	$(179,205)	$1,197,874	$400,336	$21,060	$1,440,083

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
On March 14, 2019, HC I and HC II entered into a definitive agreement (the “Merger Agreement”) to merge with and into a wholly-owned subsidiary of BioScrip, Inc. (“BioScrip”) (the “Merger”), a national provider of infusion and home care management solutions, which was completed on August 6, 2019 (the “Merger Date”). Following the close of the transaction, BioScrip was rebranded as Option Care Health. The combined Company’s stock is listed on the Nasdaq Global Select Market as of September 30, 2023. During the nine months ended September 30, 2023, HC I completed sales of 23,771,926 shares of common stock. In addition, the Company repurchased 2,475,166 shares from HC I on March 3, 2023 under the Company’s share repurchase program. See Note 15, Stockholders’ Equity, for further discussion of the Company’s share repurchase program. As of September 30, 2023, HC I no longer holds shares of the Company’s common stock.
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 93 full service pharmacies and 81 stand-alone ambulatory infusion suites. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2023, cash equivalents consisted of money market funds.
Prepaid Expenses and Other Current Assets — Included in prepaid expenses and other current assets are rebates receivable from pharmaceutical and medical supply manufacturers of $51.0 million and $53.4 million as of September 30, 2023 and December 31, 2022, respectively.
Equity-Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the balance of the investments was $19.5 million and $19.4 million, respectively. The balance of these investments is increased to reflect the Company’s capital contributions and equity in earnings of the investees. The balance of these investments is decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company’s proportionate share of earnings was $1.3 million and $4.1 million for the three and nine months ended September 30, 2023, respectively. The Company’s proportionate share of earnings was $1.5 million and $4.1 million for the three and nine months ended September 30, 2022, respectively. Distributions from the investees are treated as cash inflows from operating activities in the unaudited condensed consolidated statements of cash flows. During the three and nine months ended September 30, 2023, the Company received distributions from the investees of $1.5 million and $4.0 million, respectively. During the three and nine months ended September 30, 2022, the Company received distributions from the investees of $1.5 million and $2.5 million, respectively. See Note 16, Related-Party Transactions, for discussion of related-party transactions with these investees.
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 14% for the three and nine months ended September 30, 2023. Revenue related to the Company’s largest payer was approximately 14% and 15% for the three and nine months ended September 30, 2022, respectively. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three and nine months ended September 30, 2023, approximately 11% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. For the three and nine months ended September 30, 2022, approximately 12% of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of September 30, 2023 and December 31, 2022, approximately 11% and 13%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
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
For the three and nine months ended September 30, 2023, approximately 73% of the Company’s pharmaceutical and medical supply purchases were from four vendors. For the three and nine months ended September 30, 2022, approximately 74% and 73%, respectively, of the Company’s pharmaceutical and medical supply purchases were from four vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

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
During the nine months ended September 30, 2023, the Company incurred $21.1 million in merger-related expenses, which are included in Other, net in the unaudited condensed consolidated statements of comprehensive income and in Net cash provided by operating activities in the unaudited condensed consolidated statements of cash flows.
Revitalized, LLC — In May 2023, pursuant to the equity purchase agreement dated May 1, 2023, the Company completed the acquisition of 100% of the membership interests in Revitalized, LLC (“Revitalized”) for a purchase price, net of cash acquired, of $12.5 million, inclusive of a $0.4 million non-cash receivable adjustment, which primarily consisted of $6.7 million of goodwill and $5.5 million of intangible assets.
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

4. REVENUE
The following table sets forth the net revenue earned by category of payer for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commercial payers	$957,601	$888,162	$2,765,513	$2,526,354
Government payers	124,122	122,793	370,648	357,383
Patients	11,291	9,963	41,773	33,785
Net revenue	$1,093,014	$1,020,918	$3,177,934	$2,917,522
5. INCOME TAXES
During the three months ended September 30, 2023, the Company recorded tax expense of $13.8 million. During the nine months ended September 30, 2023, the Company recorded tax expense of $69.9 million, which includes $22.1 million of tax expense related to the Termination Fee payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses. The tax expense for the three and nine months ended September 30, 2023 represents an effective tax rate of 19.7% and 25.0%, respectively. The variance in the Company’s effective tax rate of 19.7% and 25.0% for the three and nine months ended September 30, 2023, respectively, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance. During the three months ended September 30, 2023, the Company released $5.8 million of state valuation allowance. During the three and nine months ended September 30, 2022, the Company recorded tax expense of $13.3 million and $38.0 million, respectively, which represents an effective tax rate of 25.5% and 26.9%, respectively. The variance in the Company’s effective tax rate of 25.5% and 26.9% for the three and nine months ended September 30, 2022, compared to the federal statutory rate of 21%, is primarily attributable to current and deferred state taxes as well as various non-deductible expenses.
The Company maintains a valuation allowance of $7.2 million against certain state net operating losses. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. In making this assessment, the Company considers the scheduled reversal of deferred tax liabilities, including the effect in available carryback and carryforward periods, projected taxable income, and tax-planning strategies. On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated.
The Company’s tax expense for the three and nine months ended September 30, 2023 of $13.8 million and $69.9 million, respectively, consists of quarterly federal and state tax liabilities as well as recognized deferred federal and state tax expense. The Company’s tax expense for the three and nine months ended September 30, 2022 of $13.3 million and $38.0 million, respectively, consists of quarterly tax liabilities attributable to specific state taxing authorities as well as recognized deferred federal and state tax expense.
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
The earnings are used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the three and nine months ended September 30, 2023 and 2022 includes the effect of shares that would be issued in connection with warrants, stock options, restricted stock awards and performance stock unit awards, as these common stock equivalents are dilutive to the earnings per share recorded in those periods.
The following table presents the Company’s common stock equivalents that were excluded from the calculation of earnings per share as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock option awards	984,567	520,944	1,180,376	794,887
Restricted stock awards	16,564	13,561	569,831	476,329
Performance stock unit awards	—	—	288,680	—
The following table presents the Company’s basic earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (1)	$56,302	$38,823	$209,913	$103,027
Denominator:
Weighted average number of common shares outstanding	178,826	181,884	179,956	180,829
Earnings per common share:
Earnings per common share, basic	$0.31	$0.21	$1.17	$0.57
(1) Net income for the nine months ended September 30, 2023 includes $62.8 million related to the termination payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses and taxes. See Note 3, Business Combinations, for further discussion.
The following table presents the Company’s diluted earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (1)	$56,302	$38,823	$209,913	$103,027
Denominator:
Weighted average number of common shares outstanding	178,826	181,884	179,956	180,829
Effect of dilutive securities	1,702	1,138	1,330	931
Weighted average number of common shares outstanding, diluted	180,528	183,022	181,286	181,760
Earnings per common share:
Earnings per common share, diluted	$0.31	$0.21	$1.16	$0.57
(1) Net income for the nine months ended September 30, 2023 includes $62.8 million related to the termination payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses and taxes. See Note 3, Business Combinations, for further discussion.

7. LEASES
During the three and nine months ended September 30, 2023, the Company incurred operating lease expenses of $7.8 million and $22.3 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. During the three and nine months ended September 30, 2022, the Company incurred operating lease expenses of $7.8 million and $22.7 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. As of September 30, 2023, the weighted-average remaining lease term was 6.9 years and the weighted-average discount rate was 6.04%.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2023	$9,410
2024	23,564
2025	21,350
2026	18,490
2027	15,315
Thereafter	44,262
Total lease payments	132,391
Less: interest	(28,500)
Present value of lease liabilities	$103,891
During the nine months ended September 30, 2023, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flow of $26.1 million related to increases in the operating lease right-of-use assets and operating lease liabilities. During the nine months ended September 30, 2022, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flow of $13.6 million related to increases in the operating lease right-of-use assets and operating lease liabilities. As of September 30, 2023, the Company did not have any significant operating or financing leases that had not yet commenced.

8. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Infusion pumps	$37,027	$34,942
Equipment, furniture and other	35,955	31,929
Leasehold improvements	101,283	99,085
Computer software, purchased and internally developed	47,878	34,922
Assets under development	26,915	29,411
	249,058	230,289
Less: accumulated depreciation	(141,098)	(121,968)
Property and equipment, net	$107,960	$108,321
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income, depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense in cost of revenue	$616	$1,205	$2,006	$3,696
Depreciation expense in operating expenses	6,365	6,778	18,665	21,337
Total depreciation expense	$6,981	$7,983	$20,671	$25,033

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill consist of the following activity for the three and nine months ended September 30, 2023 (in thousands):

Balance at December 31, 2022	$1,533,424
Purchase accounting adjustments	145
Balance at March 31, 2023	$1,533,569
Acquisitions	6,998
Balance at June 30, 2023	$1,540,567
Purchase accounting adjustments	(321)
Balance at September 30, 2023	$1,540,246
The carrying amount and accumulated amortization of intangible assets consist of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Gross intangible assets:
Referral sources	$514,388	$509,646
Trademarks/names	39,136	38,508
Other amortizable intangible assets	1,003	912
Total gross intangible assets	554,527	549,066

Accumulated amortization:
Referral sources	(191,262)	(167,902)
Trademarks/names	(18,973)	(16,901)
Other amortizable intangible assets	(298)	(148)
Total accumulated amortization	(210,533)	(184,951)
Total intangible assets, net	$343,994	$364,115
Amortization expense for intangible assets was $8.6 million and $25.6 million for the three and nine months ended September 30, 2023, respectively. Amortization expense for intangible assets was $8.4 million and $24.6 million for the three and nine months ended September 30, 2022, respectively.

10. INDEBTEDNESS
Long-term debt consisted of the following as of September 30, 2023 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Asset-based-lending (“ABL”) Facility	$—	$—	$—	$—
First Lien Term Loan	589,500	(7,313)	(10,149)	572,038
Senior Notes	500,000	—	(9,022)	490,978
	$1,089,500	$(7,313)	$(19,171)	1,063,016
Less: current portion				(6,000)
Total long-term debt				$1,057,016
Long-term debt consisted of the following as of December 31, 2022 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL Facility	$—	$—	$—	$—
First Lien Term Loan	594,000	(8,307)	(11,529)	574,164
Senior Notes	500,000	—	(9,960)	490,040
	$1,094,000	$(8,307)	$(21,489)	1,064,204
Less: current portion				(6,000)
Total long-term debt				$1,058,204
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
The interest rate on the First Lien Term Loan was 8.20% and 6.82% as of September 30, 2023 and December 31, 2022, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 8.11% and 7.71% for the three and nine months ended September 30, 2023, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 4.94% and 3.90% for the three and nine months ended September 30, 2022, respectively. The interest rate on the Senior Notes was 4.375% as of September 30, 2023 and December 31, 2022. The weighted average interest rate incurred on the Senior Notes was 4.375% for the three and nine months ended September 30, 2023, respectively. The weighted average interest rate incurred on the Senior Notes was 4.375% for the three and nine months ended September 30, 2022, respectively.
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2023	$1,500
2024	6,000
2025	6,000
2026	6,000
2027	6,000
Thereafter	1,064,000
Total	$1,089,500
During the three and nine months ended September 30, 2023 and 2022, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 11, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of September 30, 2023 (in thousands):

Financial Instrument	Carrying Value as of September 30, 2023	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$572,037	$—	$591,740	$—
Senior Notes	490,979	—	430,000	—
Total debt instruments	$1,063,016	$—	$1,021,740	$—
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
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair Value - Derivatives in Asset Position
Derivative	Balance Sheet Caption	September 30, 2023	December 31, 2022
Interest rate cap designated as cash flow hedge	Prepaid expenses and other current assets	$5,927	$10,926
Interest rate cap designated as cash flow hedge	Other noncurrent assets	22,185	17,342
Total derivative assets		$28,112	$28,268
The gain (loss) associated with the change in the fair value of the effective portion of the hedging instrument is recorded in other comprehensive income (loss). The following table presents the pre-tax gain (loss) from derivative instruments recognized in other comprehensive income (loss) in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	2023	2022	2023	2022
Interest rate cap designated as cash flow hedge	$45	$10,653	$(156)	$30,879
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s unaudited condensed consolidated statements of comprehensive income related to the Company’s derivative instruments (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	Income Statement Caption	2023	2022	2023	2022
Interest rate cap designated as cash flow hedge	Interest expense, net	$2,931	$(1,775)	$8,002	$(591)

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
There were no other material assets or liabilities measured at fair value at September 30, 2023 and December 31, 2022.
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

14. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by the BioScrip stockholders on May 3, 2018 and amended and restated on May 19, 2021, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors, resulting in a total of 9,101,734 shares of common stock authorized for issuance. The 2018 Plan is administered by the Company’s Compensation Committee, a standing committee of the Company’s Board of Directors. The Company had stock options, restricted stock units and performance stock units outstanding related to the 2018 Plan as of September 30, 2023 and 2022. During the three and nine months ended September 30, 2023, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $9.2 million and $22.9 million, respectively. During the three and nine months ended September 30, 2022, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $4.0 million and $12.6 million, respectively.
15. STOCKHOLDERS’ EQUITY
2017 Warrants — During the three and nine months ended September 30, 2023, warrant holders elected to exercise 188,350 warrants to purchase shares of common stock. During the three months ended September 30, 2022, warrant holders did not elect to exercise any warrants to purchase shares of common stock. During the nine months ended September 30, 2022, warrant holders elected to exercise 1,130,089 warrants to purchase shares of common stock. As of September 30, 2023 and December 31, 2022, the remaining warrant holders are entitled to purchase 51,838 and 240,188 shares of common stock, respectively.
2015 Warrants — During the three and nine months ended September 30, 2023, warrant holders exercised an immaterial number of warrants to purchase shares of common stock. During the three and nine months ended September 30, 2022, warrant holders elected to exercise 31,968 and 900,272 warrants to purchase shares of common stock, respectively. As of September 30, 2023 and December 31, 2022, the remaining warrant holders are entitled to purchase 13,892 and 15,231 shares of common stock, respectively.
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
During the three and nine months ended September 30, 2023, the Company purchased 2,913,520 and 5,388,686 shares of common stock for an average share price of $34.32 and $32.48, totaling $100.0 million and $175.0 million, respectively. All repurchased shares became treasury stock. As of September 30, 2023, the Company is authorized to repurchase up to a remaining $75.0 million of common stock of the Company.
16. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $1.3 million and $3.9 million for the three and nine months ended September 30, 2023, respectively. The Company recorded management fee income of $1.1 million and $2.9 million for the three and nine months ended September 30, 2022, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income. During the three and nine months ended September 30, 2023, the Company received distributions from the investees of $1.5 million and $4.0 million, respectively. During the three and nine months ended September 30, 2022, the Company received distributions from the investees of $1.5 million and $2.5 million, respectively.
The Company had an amounts due from its joint ventures of $0.2 million and due to its joint ventures of $0.6 million as of September 30, 2023. Receivables were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. The Company also had amounts due to its joint ventures of $1.5 million as of December 31, 2022. These payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.
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
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 174 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, and dietitians work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, bleeding disorder therapies, immunoglobulin therapy, and other therapies for chronic and acute conditions.
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

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three and nine months ended September 30, 2023 and 2022.
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
Change in Unrealized Gains (Losses) on Cash Flow Hedges, Net of Income Tax Benefit (Expense). Change in unrealized gains (losses) on cash flow hedges, net of income tax expense consists of the gains and losses associated with the changes in the fair value of derivatives designated as hedging instruments related to the interest rate cap hedge, net of income taxes.

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$1,093,014	100.0%	$1,020,918	100.0%	$3,177,934	100.0%	$2,917,522	100.0%
COST OF REVENUE	838,748	76.7%	802,917	78.6%	2,443,834	76.9%	2,281,685	78.2%
GROSS PROFIT	254,266	23.3%	218,001	21.4%	734,100	23.1%	635,837	21.8%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	158,214	14.5%	142,015	13.9%	459,644	14.5%	417,771	14.3%
Depreciation and amortization expense	15,005	1.4%	15,268	1.5%	44,417	1.4%	46,027	1.6%
Total operating expenses	173,219	15.8%	157,283	15.4%	504,061	15.9%	463,798	15.9%
OPERATING INCOME	81,047	7.4%	60,718	5.9%	230,039	7.2%	172,039	5.9%

OTHER INCOME (EXPENSE):
Interest expense, net	(11,786)	(1.1)%	(13,997)	(1.4)%	(38,816)	(1.2)%	(39,008)	(1.3)%
Equity in earnings of joint ventures	1,273	0.1%	1,472	0.1%	4,107	0.1%	4,065	0.1%
Other, net	(449)	—%	3,888	0.4%	84,487	2.7%	3,891	0.1%
Total other (expense) income	(10,962)	(1.0)%	(8,637)	(0.8)%	49,778	1.6%	(31,052)	(1.1)%

INCOME BEFORE INCOME TAXES	70,085	6.4%	52,081	5.1%	279,817	8.8%	140,987	4.8%
INCOME TAX EXPENSE	13,783	1.3%	13,258	1.3%	69,904	2.2%	37,960	1.3%
NET INCOME	$56,302	5.2%	$38,823	3.8%	$209,913	6.6%	$103,027	3.5%

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain (loss) on cash flow hedges, net of income tax benefit (expense) of $8, $(1,398), $57, and $(5,917), respectively	53	—%	9,255	0.9%	(99)	—%	24,962	0.9%
OTHER COMPREHENSIVE INCOME (LOSS)	53	—%	9,255	0.9%	(99)	—%	24,962	0.9%
NET COMPREHENSIVE INCOME	$56,355	5.2%	$48,078	4.7%	$209,814	6.6%	$127,989	4.4%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three months ended September 30, 2023 and 2022.
Gross Profit

	Three Months Ended September 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Net revenue	$1,093,014	$1,020,918	$72,096	7.1%
Cost of revenue	838,748	802,917	35,831	4.5%
Gross profit	$254,266	$218,001	$36,265	16.6%
Gross profit margin	23.3%	21.4%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had mid-single-digit growth relative to the prior year while chronic revenue grew in the high-single-digits. The increase in net revenue was partially offset by the divestiture of respiratory therapy assets as well as therapies related to the treatment of ALS and pre-term labor. The increase in cost of revenue and gross profit was primarily driven by the growth in revenue, which outpaced the increase in cost of revenue primarily due to our disciplined procurement strategies, certain temporary favorable therapy pricing dynamics, and efficient utilization of our infusion suite network.
Operating Expenses

	Three Months Ended September 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$158,214	$142,015	$16,199	11.4%
Depreciation and amortization expense	15,005	15,268	(263)	(1.7)%
Total operating expenses	$173,219	$157,283	$15,936	10.1%
The increase in selling, general and administrative expenses is primarily due to an increase in salaries, benefits and equity compensation.

Other Income (Expense)

	Three Months Ended September 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Interest expense, net	$(11,786)	$(13,997)	$2,211	(15.8)%
Equity in earnings of joint ventures	1,273	1,472	(199)	(13.5)%
Other, net	(449)	3,888	(4,337)	(111.5)%
Total other expense	$(10,962)	$(8,637)	$(2,325)	26.9%
The decrease in interest expense, net during the three months ended September 30, 2023 was primarily attributable to an increase in interest income generated from our cash and cash equivalents, partially offset by increases in the First Lien Term Loan’s variable interest rate compared to three months ended September 30, 2022. See Note 10, Indebtedness, of the consolidated financial statements for further information.
The decrease in Other, net during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 is primarily related to one-time non-operating income during the three months ended September 30, 2022. There was no comparable activity during the three months ended September 30, 2023.
Income Tax Expense

	Three Months Ended September 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Income tax expense	$13,783	$13,258	$525	4.0%
The Company recorded income tax expense of $13.8 million and $13.3 million for the three months ended September 30, 2023 and 2022, respectively. The tax expense for the three months ended September 30, 2023 and 2022 represents an effective tax rate of 19.7% and 25.5%, respectively. The variance in the Company’s effective tax rate of 19.7% for the three months ended September 30, 2023, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance. The variance in the Company’s effective tax rate of 25.5% for the three months ended September 30, 2022, compared to the federal statutory rate of 21%, is primarily attributable to current and deferred state taxes as well as various non-deductible expenses.

Net Income and Other Comprehensive Income

	Three Months Ended September 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Net income	$56,302	$38,823	$17,479	45.0%
Other comprehensive income, net of tax:
Changes in unrealized gain on cash flow hedges, net of income taxes	53	9,255	(9,202)	(99.4)%
Other comprehensive income	53	9,255	(9,202)	(99.4)%
Net comprehensive income	$56,355	$48,078	$8,277	17.2%
The change in net income was attributable to organic growth from additional revenue related to the factors described in the above sections.
For the three months ended September 30, 2023 and 2022, the change in unrealized gain on cash flow hedges, net of income taxes was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income increased to $56.4 million for the three months ended September 30, 2023, compared to net comprehensive income of $48.1 million for the three months ended September 30, 2022, primarily as a result of the changes in net income discussed above and partially offset by the impact of the fair value of the interest rate cap hedge.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022.
Gross Profit

	Nine Months Ended September 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Net revenue	$3,177,934	$2,917,522	$260,412	8.9%
Cost of revenue	2,443,834	2,281,685	162,149	7.1%
Gross profit	$734,100	$635,837	$98,263	15.5%
Gross profit margin	23.1%	21.8%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had mid-single-digit growth relative to the prior year while chronic revenue grew in the low-double-digits. The increase in net revenue was partially offset by the divestiture of respiratory therapy assets as well as therapies related to the treatment of ALS and pre-term labor. The increase in cost of revenue and gross profit was primarily driven by the growth in revenue, which outpaced the increase in cost of revenue primarily due to our disciplined procurement strategies, certain temporary favorable therapy pricing dynamics, and efficient utilization of our infusion suite network.

Operating Expenses

	Nine Months Ended September 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$459,644	$417,771	$41,873	10.0%
Depreciation and amortization expense	44,417	46,027	(1,610)	(3.5)%
Total operating expenses	$504,061	$463,798	$40,263	8.7%
The increase in selling, general and administrative expenses is primarily due to an increase in salaries, benefits, and equity compensation as a result of expansion of team members to adjust to current volumes, however, these expenses have remained relatively consistent as a percentage of revenue at 14.5% and 14.3% for the nine months ended September 30, 2023 and 2022, respectively, due to the Company’s focus on controlling spending leverage.
Other Income (Expense)

	Nine Months Ended September 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Interest expense, net	$(38,816)	$(39,008)	$192	(0.5)%
Equity in earnings of joint ventures	4,107	4,065	42	1.0%
Other, net	84,487	3,891	80,596	2,071.3%
Total other income (expense)	$49,778	$(31,052)	$80,830	(260.3)%
The increase in Other, net during the nine months ended September 30, 2023 is due to the $106.0 million payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses. There was no comparable activity during the nine months ended September 30, 2022. See Note 3, Business Combinations, for further discussion.
Income Tax Expense

	Nine Months Ended September 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Income tax expense	$69,904	$37,960	$31,944	84.2%
The Company recorded income tax expense of $69.9 million and $38.0 million for the nine months ended September 30, 2023 and 2022, respectively. The income tax expense for the nine months ended September 30, 2023 includes $22.1 million of tax expense related to the Termination Fee payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses. The tax expense for the nine months ended September 30, 2023 and 2022 represents an effective tax rate of 25.0% and 26.9%, respectively. The variance in the Company’s effective tax rate of 25.0% for the nine months ended September 30, 2023, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance. The variance in the Company’s effective tax rate of 26.9% for the nine months ended September 30, 2022, compared to the federal statutory rate of 21%, is primarily attributable to current and deferred state taxes as well as various non-deductible expenses.

Net Income and Other Comprehensive (Loss) Income

	Nine Months Ended September 30,
	2023	2022	Variance

	(in thousands, except for percentages)
Net income	$209,913	$103,027	$106,886	103.7%
Other comprehensive (loss) income, net of tax:
Changes in unrealized (loss) gain on cash flow hedges, net of income taxes	(99)	24,962	(25,061)	(100.4)%
Other comprehensive (loss) income	(99)	24,962	(25,061)	(100.4)%
Net comprehensive income	$209,814	$127,989	$81,825	63.9%
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
For the nine months ended September 30, 2023, the change in unrealized (loss) gain on cash flow hedges, net of income taxes was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income increased to $209.8 million for the nine months ended September 30, 2023, compared to net comprehensive income of $128.0 million for the nine months ended September 30, 2022, primarily as a result of the changes in net income discussed above and partially offset by the impact of the fair value of the interest rate cap hedge.
Liquidity and Capital Resources
For the nine months ended September 30, 2023 and the twelve months ended December 31, 2022, the Company’s primary sources of liquidity were cash and cash equivalents of $386.5 million and $294.2 million, respectively. As of September 30, 2023, the Company had $219.7 million of borrowings available under its credit facilities (net of $5.3 million undrawn letters of credit issued and outstanding). As of December 31, 2022, the Company had $168.3 million of borrowings available under its credit facilities (net of $6.7 million undrawn letters of credit issued and outstanding). During the nine months ended September 30, 2023 and the twelve months ended December 31, 2022, the Company’s positive cash flows from operations enabled investments in pharmacy and information technology infrastructure to support growth and create additional capacity in the future, as well as to pursue acquisitions and share repurchases.
The Company’s primary uses of cash and cash equivalents include supporting our ongoing business activities, investment in capital expenditures in both facilities and technology, the pursuit of acquisitions, and share repurchases. Ongoing operating cash outflows are associated with procuring and dispensing drugs, personnel and other costs associated with servicing patients, as well as paying cash interest on outstanding debt and cash taxes. Ongoing investing cash flows are primarily associated with capital projects related to business acquisitions, the improvement and maintenance of our pharmacy facilities and investment in our information technology systems. Ongoing financing cash flows are primarily associated with the quarterly principal payments on our outstanding debt, along with potential future share repurchases.
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
Credit Facilities
Effective January 13, 2023, the Company entered into an agreement to amend the ABL Facility, to among other things, increase the amount of borrowing availability by $50.0 million to $225.0 million total borrowing availability and to replace LIBOR with SOFR as the new reference rate. The ABL Facility provides for borrowings up to $225.0 million and matures on October 27, 2026. The ABL Facility bears interest at a rate equal to, at the Company’s election, either (i) a base rate determined in accordance with the ABL Credit Agreement plus an applicable margin, which is equal to between 0.25% and 0.75% based on the historical excess availability as a percentage of the Line Cap (as such term is defined in the ABL Credit Agreement) and (ii) SOFR (or a comparable successor rate, with a floor of 0.00% per annum) plus an applicable margin, which is equal to between 1.25% and 1.75% based on the historical excess availability as a percentage of the Line Cap. The Company had $5.3 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL Facility of $219.7 million as of September 30, 2023.
Effective June 30, 2023, the Company entered into an agreement, dated as of June 8, 2023, to amend the First Lien Term Loan to replace LIBOR and related definitions and provisions with SOFR as the new reference rate. The principal balance of the First Lien Term Loan is repayable in quarterly installments of $1.5 million plus interest, with a final payment of all remaining outstanding principal due on October 27, 2028. The quarterly principal payments commenced in March 2022. Under the First Lien Credit Agreement Amendment, interest on the First Lien Term Loan is payable monthly on either (i) SOFR (with a floor of 0.50% per annum) plus an applicable margin of 2.75% for Term SOFR Loans (as such term is defined in the First Lien Credit Agreement Amendment); or (ii) a base rate determined in accordance with the First Lien Credit Agreement Amendment, plus 1.75% for Base Rate Loans (as such term is defined in the First Lien Credit Agreement Amendment).
The Senior Notes bear interest at a rate of 4.375% per annum and are payable semi-annually in arrears on October 31 and April 30 of each year, which began on April 30, 2022. The Senior Notes mature on October 31, 2029.
Interest payments over the course of long-term debt obligations total an estimated $377.4 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on current rates as of September 30, 2023. Actual payments are based on changes in SOFR and exclude the interest rate cap derivative instrument.

Cash Flows
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2023	2022	Variance

	(in thousands)
Net cash provided by operating activities	$320,326	$224,092	$96,234
Net cash used in investing activities	(40,725)	(104,426)	63,701
Net cash (used in) provided by financing activities	(187,298)	16,379	(203,677)
Net increase in cash and cash equivalents	92,303	136,045	(43,742)
Cash and cash equivalents - beginning of period	294,186	119,423	174,763
Cash and cash equivalents - end of period	$386,489	$255,468	$131,021
Cash Flows from Operating Activities
The increase in cash provided by operating activities is primarily due to higher net income, the Termination Fee received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses and taxes, changes in accrued compensation and employee benefits, and changes in inventory, partially offset by cash paid for taxes, prepaid expenses, other current assets, certain accruals and timing of vendor payments during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Cash Flows from Investing Activities
The decrease in cash used in investing activities during the nine months ended September 30, 2023 is primarily due a decrease in acquisition activity as compared to the nine months ended September 30, 2022.
Cash Flows from Financing Activities
The cash used in financing activities is primarily related to the Company’s repurchase of common stock during the nine months ended September 30, 2023, whereas the nine months ended September 30, 2022 activity primarily related to the proceeds of warrant exercises.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On February 20, 2023, the Company’s Board of Directors approved a share repurchase program of up to an aggregate $250.0 million of common stock of the Company. This program has no specified expiration date.
The following table provides certain information with respect to the Company’s repurchases of common stock from July 1, 2023 through September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	—	$—	—	$174,999,995
August 1, 2023 - August 31, 2023	1,833,677	34.35	1,833,677	112,015,417
September 1, 2023 - September 30, 2023	1,079,843	34.28	1,079,843	75,000,067
	2,913,520	$34.32	2,913,520	$75,000,067
Item 5.    Other Information
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
No director or officer of the Company has adopted, modified or terminated a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2023.

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

OPTION CARE HEALTH, INC.

Date: October 25, 2023	/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Duly Authorized Officer)