Form 10-K
period 2023-12-31
Option Care Health, Inc.
filed 2024-02-22
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,843,997,419 based on the closing price of the registrant’s Common Stock on the Nasdaq Global Select Market on such date.
As of February 19, 2024, there were 173,498,090 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
Item 1.    Business
Overview
Option Care Health, Inc. (“Option Care Health”, “we”, “us”, “our”, or the “Company”) is the largest independent provider of home and alternate site infusion services through its national network of 177 locations in 43 states. Option Care Health draws on over 40 years of clinical care experience to offer patient-centered, cost-effective infusion therapy. Option Care Health’s infusion services include the clinical management of infusion therapy, nursing support and care coordination. Option Care Health’s multidisciplinary team of more than 4,500 clinicians, including pharmacists, pharmacy technicians, nurses and dietitians, are able to provide infusion service coverage for nearly all patients across the United States (“U.S.”) needing treatment for complex and chronic medical conditions.
On April 7, 2015, HC Group Holdings II, Inc. (“HC II”) and its sole shareholder, HC Group Holdings I, LLC. (“HC I”), collectively acquired Walgreens Infusion Services, Inc. and its subsidiaries from Walgreen Co., and the business was rebranded as Option Care, Inc. (“Option Care”).
On March 14, 2019, HC I and HC II entered into a definitive agreement to merge with and into a wholly-owned subsidiary of BioScrip, Inc. (“BioScrip”) (the “Merger”), a national provider of infusion and home care management solutions, which was completed on August 6, 2019 (the “Merger Date”). Following the close of the Merger, BioScrip was rebranded as Option Care Health, Inc.
Option Care Health contracts with managed care organizations, third-party payers, hospitals, physicians and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists, work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, chronic inflammatory disorders, neurological disorders, immunoglobulin therapy, and other therapies for chronic and acute conditions. The Company operates in one segment, infusion services.
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
•Health Systems. The Company partners with health systems across the country to provide seamless transitional care within an effective post-acute care network to manage patients across the continuum of care. The Company assists partnered health systems in monitoring key metrics that tie back to what most payers monitor in their value based contracts.

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

Services
The Company is the largest independent provider of home and alternate site infusion services. The Company’s services are most typically provided in the patient’s home, but may also be provided at clinics, physicians’ offices or ambulatory infusion suites. The Company provides a broad therapy portfolio through its network of 93 full-service pharmacies and 84 stand-alone ambulatory infusion suites. The Company’s home infusion services include medication and supplies for administration and use at home or within one of its ambulatory infusion suites, consultation and education regarding the patient’s condition and the prescribed medication nursing support, clinical monitoring and assistance in monitoring potential side effects, and assistance in obtaining reimbursement. The Company administers a wide variety of therapies and services, including the following:
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
The Company also provides nursing services to support the above therapies, comprised of its nursing team of approximately 2,800 employees, and through its network of sub-contracted nursing agencies.

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
Competition
The Company competes in the large and highly fragmented home and alternative site infusion market for contracts with managed care organizations and other third-party payers to receive referrals from physicians, case managers and hospital discharge planners. Competition in the home infusion market is based on quality of care, clinical outcomes, pricing and cost of service, reputation, and reliability of service. The Company’s competitors within the home infusion market include Optum Infusion Pharmacy (a unit of the United Healthcare Insurance Company), Coram CVS/specialty infusion services (a division of CVS Health), Amerita Specialty Pharmacy (a division of BrightSpring Health), KabaFusion, Soleo Health and many smaller regional and local home infusion companies, ambulatory infusion centers, or specialty pharmacies including Accredo, CVS Caremark, Optum Rx, and Orsini. The Company believes that its reputation for providing quality services, the strength of its national presence and its ability to effectively market its services at national, regional and local levels places it in a strong position against existing and potential competitors.
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

Suppliers
The Company purchases pharmaceuticals and medical supplies directly through pharmaceutical manufacturers, authorized distributors and group purchasing organizations. As a national pharmacy provider with broad coverage and clinical expertise of its 93 full-service pharmacies, the Company provides pharmaceutical manufacturers with an extensive distribution channel for its existing and prospective pharmaceutical products. Many of the pharmaceuticals that the Company purchases are available from multiple sources and are available in sufficient quantities to meet the needs of the Company and its patients. However, some drugs are only available through sole distribution sources and/or limited distribution models from the manufacturer that may be subject to limits on distribution. In such cases, it is important that the Company establishes and maintains good working relationships with the manufacturer to secure a sufficient supply to meet its patients’ needs. Additionally, certain drugs may become subject to supply shortages. Such shortages can result in cost increases or hamper the Company’s ability to obtain sufficient quantities to meet the needs of its patients. The Company actively manages its relationships with direct manufacturers and distributors to provide differentiated access and service to ensure consistent supply and cost-effective procurement. These relationships provide the Company the opportunity to become a selected partner in the launch of their new products. The Company may also receive fees, which it records as revenue, from certain biotech manufacturers for providing them with bona fide services often focused around clinical outcomes/data. The Company’s continued growth will be dependent on maintaining its existing relationships with manufacturers and establishing new relationships with additional manufacturers as the Company launches new products.
For the year ended December 31, 2023, approximately 72% of the Company’s pharmaceutical and medical supply purchases were from four vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.
Through the purchasing power of its national platform, the Company is able to negotiate favorable terms and economics, including volume purchase rebates and vendor administration fees. Such fees are recorded as reductions to cost of revenue when the pharmaceuticals are delivered to the patient.
Billing & Significant Payers
The Company generates most of its revenue from contracts with third-party payers, including managed care organizations, insurance companies, self-insured employers, Medicare, and Medicaid programs. Where permissible, the Company bills patients for any amounts not reimbursed by third-party payers. The majority of the Company’s infusion pharmacy revenue consists of reimbursements for both the cost of the pharmaceuticals sold and the cost of services provided. Pharmaceuticals are typically reimbursed on a percentage discount from the published average wholesale price (“AWP”) of each drug or on a percentage premium to average sales price (“ASP”). Nursing services are typically billed separately, while other patient support services, such as pharmacy compounding service, delivery service and ancillary medical supplies are reimbursed either separately or on a per diem basis, as applicable.
The Company’s largest payer represented approximately 14% of its revenue for the year ended December 31, 2023. No other single payer represented more than 10% of its revenue. The Company also provides services that are directly reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the year ended December 31, 2023, approximately 12% of the Company’s revenue was reimbursable through direct governmental programs, such as Medicare and Medicaid.
Matters Affecting Drug Prices
Pricing benchmarks in the pharmacy industry are periodically published by third parties such as Red Book, Medi-Span, RJ Health, and the Centers for Medicare & Medicaid Services (“CMS”), and the benchmark reimbursement varies by payer contract. The most commonly used benchmarks are AWP and ASP. AWP is based on self-reported prices charged by wholesalers and manufacturers and reimbursement is generally AWP minus a percentage and may include a per diem fee or a fixed dispensing fee. ASP is based on actual sales transactions reported by wholesalers and is generally lower than AWP; reimbursement is generally ASP plus a percentage. The Company may also receive a fixed dispensing fee or a per diem fee for each day a patient is on service. Changes to these pricing benchmarks may have a significant impact on the profitability of the Company’s business.

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
Privacy and Security Requirements
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, regulate the use, disclosure, confidentiality, availability and integrity of individually identifiable health information, known as “protected health information,” and provide for a number of individual rights with respect to such information. The federal privacy regulations are designed to protect health-related information that could be used to identify an individual’s protected health information.
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
Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered by Medicare, Medicaid, or other government healthcare programs. The Anti-Kickback Statute is broad and potentially covers many standard business arrangements. A number of states also have statutes and regulations that prohibit the same general types of conduct as those prohibited by the Anti-Kickback Statute described above. Violations can lead to significant criminal or civil penalties, including imprisonment. The Office of the Inspector General (“OIG”) could also seek Civil Monetary Penalties (“CMP”) or exclusion against individuals or entities who knowingly and willfully: (1) offer or pay remuneration, directly or indirectly, to induce referrals of government healthcare program business; or (2) solicit or receive remuneration, directly or indirectly, in return for referrals of government healthcare program business. The OIG of the U.S. Department of Health and Human Services (“HHS”) has published clarifying regulations that identify a limited number of safe harbors from criminal enforcement or civil administrative actions. The Company attempts to structure its business relationships to materially comply with these statutes and to satisfy an applicable safe harbor, where applicable. However, in situations where a business relationship does not fully satisfy the elements of a safe harbor, or where no safe harbor exists, the Company attempts to satisfy as many elements of an applicable or equivalent safe harbor as possible.
False Claims Act. The Company is subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim or causing a claim to be presented for payment from a federal healthcare program that is false or fraudulent. The standard for “knowing and willful” may include conduct that amounts to a reckless disregard for the accuracy of information presented to payers. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare or Medicaid programs and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly or by a private plaintiff by filing a qui tam lawsuit on the government’s behalf. Under the False Claims Act, the government and private plaintiffs, if any, may recover monetary penalties in the amount of $13,946 to $27,894 per false claim, as well as an amount equal to three times the amount of damages sustained by the government as a result of the false claim. A number of states, including states in which the Company operates, have adopted their own false claims statutes as well as statutes that allow individuals to bring qui tam actions. The Company believes that it has procedures in place to ensure the material accuracy of its claims.

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
Human Capital Resources
The Company’s mission is to transform healthcare by providing innovative services that improve outcomes, reduce costs and deliver hope for patients and their families. The values we embody support each of our team members as they deliver life-changing, extraordinary care.
As of December 31, 2023, the Company employed 5,809 persons on a full-time basis and 1,993 persons on a part-time basis. The majority of its part-time employees are clinicians due to the nature and timing of the services the Company provides.
Attracting and retaining a highly skilled and diverse team to deliver extraordinary care is a top priority. The Company’s strategy includes four distinct areas to empower our people so that they remain focused on providing extraordinary care that changes lives:
•Talent Development. The Company strives to empower our team members by giving them the tools and resources to strengthen and expand their knowledge and skills and advance their careers through training, leadership development programs, continuing functional education and other professional development opportunities. The Company also focuses on performance management, 360 degree feedback, and succession planning through calibration assessments on each team leader’s potential, performance and readiness for advancement.
•Employee Engagement. The Company believes that highly engaged team members deliver a better patient experience. The foundation of our engagement strategy is a culture that connects our team members to our mission and values while promoting a sense of community, while also aligning behind business priorities. Our approach to employee engagement is to cultivate our culture and build relationships across geographically distributed team members. The Company promotes employee engagement with engagement surveys, an internal social media platform, quarterly and annual peer recognition programs, and company newsletters.
•Health and Well being. The Company provides a holistic range of resources and programs to our team members to address each person’s unique needs, including physical, mental and financial health and well-being with programs to support healthy lifestyles, specialized programs to help manage chronic conditions, behavioral health education, coaching, and counseling, and financial wellness resources.
•Diversity, Equity, and Inclusion. The Company believes that diversity, equity and inclusion (“DE&I”) makes us stronger, more innovative and better able to serve our patients. This requires people with different talents, backgrounds and perspectives, reflective of the communities we serve. The Company strives to develop a culture where everyone feels a sense of belonging and empowerment to share their experiences and ideas. The Company leverages meaningful metrics to evaluate the effectiveness of our DE&I initiatives, including our efforts to eliminate bias in decision-making and build a diverse pipeline of leaders.

The Company relies on its ability to attract and retain nursing staff, pharmacists and other professionals who possess the skills, experience and licenses necessary to meet the requirements of their job responsibilities. The Company’s ability to attract and retain personnel depends on several factors, including the ability to provide them with engaging assignments and competitive salaries and benefits. The Company is committed to empowering our people through specific initiatives in talent development, employee engagement, health and well-being, and DE&I.
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
We are highly dependent on reimbursement from MCOs, government programs such as Medicare and Medicaid and commercial insurers (collectively, “Third-Party Payers”). For the year ended December 31, 2023, 88% of our revenue came from MCOs and other non-governmental payers, including Medicare Advantage plans, Managed Medicaid plans, pharmacy benefit managers (“PBMs”), and self-pay patients. Many payers seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing. From time to time, payers with whom we have relationships require that we bid against our competitors to keep their business. As a result of this bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be reduced. The loss of a payer relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our gross margins and net income.
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
For the year ended December 31, 2023, approximately 72% of our pharmaceutical and medical supply purchases were from four vendors. Most of the pharmaceuticals that we purchase are available from multiple sources, and we believe they are available in sufficient quantities to meet our needs and the needs of our patients. We keep safety stock to ensure continuity of service for reasonable, but limited, periods of time. Should a supply disruption result in our inability to obtain especially high margin drugs and compound components necessary for patient care, our consolidated financial statements could be negatively impacted.
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

In addition, where labor shortages arise in markets in which we operate, we have faced higher costs to attract personnel and we have had to provide them with more attractive benefit packages than originally anticipated or are being paid in other markets where such shortages do not exist at the time. In either case, such circumstances cause operating costs to increase and our profitability to decline. Finally, if we expand our operations into geographic areas where healthcare providers historically have unionized or unionization occurs in our existing geographic areas, negotiating collective bargaining agreements may have a negative effect on our ability to timely and successfully recruit qualified personnel and on our financial results. If we are unable to attract, train and retain nursing staff, pharmacists and other professionals, the quality of our services may decline and we could lose patients and referral sources, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Introduction of new drugs, accelerated adoption of existing lower margin drugs or withdrawal of existing drugs could adversely affect our revenues and profitability when prescribers prescribe these drugs for their patients or they are mandated by Third-Party Payers.
The pharmaceutical industry pipeline of new drugs includes many drugs that over the long term may replace older, more expensive therapies. As a result of such older drugs losing patent protection and being replaced by generic substitutes, new and less expensive delivery methods (such as when an infusion or injectable drug is replaced with an oral drug) or additional products that are added to a therapeutic class, increase price competition among competing manufacturers’ products in that therapeutic category. We have experienced a decrease in revenue and net income as a result of the withdrawal from the market of a drug related to the treatment of pre-term labor and the introduction of an oral alternative drug related to the treatment of ALS. In such cases, manufacturers have the ability to increase drug acquisition costs or lower the selling price of replaced products. These actions could negatively impact our revenues and/or profitability.
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
The federal and state statutes and regulations to which we are subject include, but are not limited to, laws requiring the registration and regulation of pharmacies; laws governing the dispensing of pharmaceuticals and controlled substances; laws regulating the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; laws regarding food and drug safety, including those of the FDA and the DEA; applicable governmental payer regulations, including those applicable to Medicare and Medicaid; data privacy and security laws, including HIPAA and its associated regulations; federal and state fraud and abuse laws, including, but not limited to, the Anti-Kickback Statute and false claims laws; trade regulations, including those of the U.S. Federal Trade Commission (“FTC”), the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anti-corruption laws in connection with the services provided by certain of our contractors; and consumer protection and safety laws, including those of the Consumer Product Safety Commission.
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
We use, disclose and otherwise process personally identifiable information, including health information, making us subject to HIPAA and other federal and state privacy and security regulations, and failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, could have a material adverse effect on our patient base and revenue.
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
Changes in laws, regulations and policies and the related interpretations and enforcement practices may alter the landscape in which we do business and may significantly affect our cost of doing business, the impact of which generally cannot be predicted. Such changes may require extensive system and operational changes, be difficult to implement, increase our operating costs and require significant capital expenditures. Ultimately, our noncompliance with applicable laws and regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our business, including: suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government programs, including the Medicare and Medicaid programs; loss of licenses; and significant fines or monetary penalties. Any failure to comply with applicable regulatory requirements could result in significant legal and financial exposure, damage our reputation, and have a material adverse effect on our business operations, financial condition and results of operations.
Federal actions and legislation may reduce reimbursement rates from governmental payers and adversely affect our results of operations.
In recent years, Congress has passed legislation reducing payments to healthcare providers. The Budget Control Act of 2011, as amended, requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year that extend through 2027. The Center for Medicare & Medicaid Services (“CMS”) began imposing a 2% reduction on Medicare claims on April 1, 2013. The Affordable Care Act provides for material reductions in the growth of Medicare program spending. The 21st Century Cures Act (the “Cures Act”) significantly reduced the amount paid by Medicare for drug costs, while delaying the implementation of a clinical services payment, although Congress also passed a temporary transitional service payment that took effect January 1, 2019. In addition, from time to time, CMS revises the reimbursement systems used to reimburse healthcare providers, which may result in reduced Medicare payments.

For the year ended December 31, 2023, 12% of our revenue was derived from reimbursement by direct federal and state programs such as Medicare and Medicaid. Reimbursement from these and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to or new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. Changes to the way Medicare pays for our services, including mandatory payment reductions, such as sequestration, may reduce our revenue and profitability on services provided to Medicare patients and increase our working capital requirements. In addition, we are sensitive to possible changes in state Medicaid programs.
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
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews and audits to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Third-Party Payers may also conduct audits. Disputes with payers can arise from these reviews. Payers can claim that payments based on certain billing practices or billing errors were made incorrectly. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed, which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend claims, reviews and audits may be significant and could have a material adverse effect on our business and financial condition, results of operations and cash flows. Moreover, an adverse claim, review or audit could result in:
•required refunding or retroactive adjustment of amounts we have been paid by governmental payers or Third-Party Payers;
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
Compounding pharmacies are closely monitored by federal and state governmental agencies. We believe that our compounding is performed in safe environments, and we have clinically appropriate policies and procedures in place. We only compound pursuant to a patient-specific prescription and do so in compliance with USP 797 standards. The DQSA amended the FDCA to grant the FDA additional authority to regulate and monitor the manufacturing of compounded pharmaceutical drugs. In 2013, Congress passed the DQSA, which creates a new category of compounding facilities called outsourcing facilities that are regulated by the FDA. The Company complies with all federal and state regulations, as well as all PCAB Accreditation Standards for Sterile and Non-Sterile Pharmacy Compounding, and pursues accreditation from quality associations. The Company believes it complies in all material respects with all applicable requirements of a non-outsourcing-facility pharmacy, as outlined in Section 503A of the FDCA. Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), established requirements in November 2013 to facilitate the tracing of prescription drug products through the pharmaceutical supply distribution chain. These requirements included a 10-year timeline culminating in the building of "an electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.” The law’s track and trace requirements are applicable to manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs. The Company is currently materially compliant with the DSCSA provisions currently in effect. The Company also expects to be materially compliant with the additional provisions of DSCSA, which requires the electronic receipt and exchange of transaction information (with specific product identifiers for each package) and transaction statements, by the November 2023 effective date. These regulatory measures, future DSCSA regulatory measures and the potential for increased DSCSA enforcement by the FDA could increase pharmacy costs. Noncompliance with these regulations could have an adverse impact on our reputation and profitability.
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
As of December 31, 2023, we had $1,088.0 million of outstanding borrowings, including (i) $588.0 million under our First Lien Term Loan (as defined herein) and (ii) $500.0 million under our 4.375% Senior Unsecured Notes due 2029 (the “Senior Notes”). All obligations under the First Lien Term Loan are secured by first-priority perfected security interests in substantially all of our assets and the assets of our subsidiaries, subject to permitted liens and other exceptions. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
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
Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial condition and results of operations. Further, our credit agreements and indenture contain customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business. Our First Lien Term Loan is also subject to mandatory prepayments in certain circumstances and requires a prepayment of a certain percentage of our excess cash flow. This excess cash flow payment, and future required prepayments, will reduce our cash available for investment in our business.
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
If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be required to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flow and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. The financing documents governing our First Lien Term Loan, Revolver Facility (as defined herein) and our Senior Notes restrict our ability to conduct asset sales and/or use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.

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

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.
We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value. In February 2023, the Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $250 million of our common stock. In December 2023, the Board of Directors approved an increase to its stock repurchase program authorization from $250 million to $500 million. The repurchase program does not have an expiration date, and we are not obligated to repurchase a specified number or dollar value of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. The repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

General Risk Factors
Pending and future litigation could subject us to significant monetary damages and/or require us to change our business practices.
We employ pharmacists, dieticians, nurses and other healthcare professionals. We are subject to liability for negligent acts, omissions, or injuries occurring at any of our clinics or caused by any of our employees. We are subject to risks relating to asserted claims, litigation and other proceedings in connection with our operations. We are facing, or may face, claims or become a party to a variety of legal actions that affect our business, including breach of contract actions, employment and employment discrimination-related suits, employee benefit claims, stockholder suits and other securities laws claims, and tort claims. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and as a result, we could be held liable for their acts or omissions.
We may incur substantial expenses in defending such claims or litigation, regardless of merit, and such claims or litigation could result in a significant diversion of the efforts of our management personnel. Successful claims against us may result in monetary liability or a material disruption in the conduct of our business. Similarly, if we settle such legal proceedings, it may affect how we operate our business. See Note 14, Commitments and Contingencies, of the consolidated financial statements included in Item 8 of this Annual Report for a description of material proceedings pending against the Company. We believe that these proceedings are without merit and, to the extent they are not already concluded, we intend to contest them vigorously. However, an adverse outcome in one or more of these proceedings may have a material adverse effect on our consolidated results of operations, consolidated financial position, and/or consolidated cash flow from operations, or may require us to make material changes to our business practices.
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
Our insurance coverage also includes property liability, cyber liability, clinical trials liability, crime liability, auto liability, workers’ compensation, employers’ liability, executive liability policies (employment practices liability, fiduciary liability, directors’ and officers’ liability), umbrella/excess liability and general liability with varying limits. We cannot assure that the insurance we maintain will satisfy claims made against us or that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms or at all. Claims made against us will be subject to the terms, conditions and exclusions of the insurance policies we maintain. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business.
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
Medicare and other federal and state payers account for a portion of our revenues. During economic downturns and periods of stagnant or slow economic growth, federal and state budgets are typically negatively affected, resulting in reduced reimbursements or delayed payments by the federal and state government healthcare coverage programs in which we participate, including Medicare, Medicaid, and other federal or state assistance plans. Government programs could also slow or temporarily suspend payments, negatively impacting our cash flow and increasing our working capital needs and interest payments. We have seen, and believe we will continue to see, Medicare and state Medicaid programs institute measures aimed at controlling spending growth, including reductions in reimbursement rates.

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
The general levels of inflation and specific inflationary pressures that we have experienced in areas such as labor, transportation and medical supplies may continue to persist due to events outside of our control, for example, the COVID-19 pandemic and other potential pandemic events, supply chain disruptions, and the broader macro-economic environment. The sustained or continued rise of inflation may adversely impact our business operations, financial condition and results of operations.
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
Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. The Company relies on its information systems to provide security for processing, transmitting, and storing confidential information about patients, customers, and personnel, such as names, addresses and other individually identifiable information protected by HIPAA and other privacy laws. Cyber incidents can result from deliberate attacks or unintentional events. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and with rapidly evolving industry standards may result in the Company incurring significant expense due to increased investment in technology and the development of new operational processes.
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
We use, and may continue to expand our use of, machine learning and artificial intelligence (“AI”) technologies to deliver our services and operate our business.
If we fail to successfully integrate AI into our platform and business processes, or if we fail to keep pace with rapidly evolving AI technological developments, including attracting and retaining talented AI developers and programmers, we may face a competitive disadvantage. At the same time, the use or offering of AI technologies may result in new or expanded risks and liabilities, including enhanced government or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality, reputational harm and security risks. It is not possible to predict all of the risks related to the use of AI and changes in laws, rules, directives, and regulations governing the use of AI may adversely affect our ability to develop and use AI or subject us to legal liability. The cost of complying with laws and regulations governing AI could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in efforts to further incorporate AI into our processes.
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
Acts of God, such as major weather disturbances, could disrupt our business.
We operate in a network of prescribers, providers, patients and facilities that can be negatively impacted by local weather disturbances and other force majeure events. For example, in anticipation of major weather events, patients with impaired health may be moved to alternate sites. After a major weather event, availability of electricity, clean water and transportation can impact our ability to provide service in patients’ homes. Similarly, such events could impact key suppliers or vendors, disrupting the services or materials they provide to us. Climate change, or legal, regulatory or market measures to address climate change, could adversely affect our business and results of operations. In addition, acts of God and other force majeure events may cause a reduction in our business or increased costs, such as increased costs in our operations as we incur overtime charges or redirect services to other locations, delays in our ability to work with payers, hospitals, physicians and other strategic partners on new business initiatives, and disruption to referral patterns as patients are moved out of facilities affected by such events or are unable to return to sites of service in patients’ homes.

Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
We have developed and implemented a cybersecurity framework designed to evaluate, identify and manage risks stemming from threats to the security of our information, systems and network using a risk-based approach. The framework is informed, in part, by the National Institute of Standards and Technology (NIST) Cybersecurity Framework, although this does not necessarily mean that we meet all technical standards, specifications or requirements outlined in the NIST framework. Additionally, we maintain a Systems and Organization Controls (SOC) 2 Type 2 attestation.
Our goal is to maintain an information technology infrastructure that implements physical, administrative, and technical controls. These controls are adjusted based on risk and designed to protect the confidentiality, integrity, and availability of our information systems, including the customer information, personal information and proprietary information stored on our networks.
We have a cybersecurity incident response plan and dedicated teams to respond to cybersecurity incidents. When a cybersecurity incident occurs, we have cross-functional teams that are responsible for leading the initial assessment of priority and severity. Our information security team assists in taking any remedial action in response to an incident, and external experts may also be engaged as appropriate.
Our overarching approach to cybersecurity risk management centers on governance, people, processes, and technology. We provide security awareness training to help employees understand their information protection and cybersecurity responsibilities. This includes mandatory annual cybersecurity training and monthly phishing simulations. We also perform periodic tabletops or simulation exercises involving technical experts and business and functional leaders.
We conduct third party assessments of potential new vendors who process, store or transmit our data, which include a formal security review. This can include the review of documentation related to a vendor’s security attestations, such as SOC 2 Type 2 or HITRUST certifications.
We leverage third party cybersecurity companies to periodically assess our cybersecurity program and procedures and reaffirm our compliance with SOC 2 standards. These assessments aid in continual improvement and help us identify and address risks from cybersecurity threats.
We also consider cybersecurity, along with our other top risks, within our enterprise risk management framework. This framework involves internal reporting at the business and enterprise levels, considering key risk indicators, trends and countermeasures. Our Senior Vice President, Chief Information Security Officer (CISO) serves on the Enterprise Risk Committee that assesses our enterprise-wide risks and oversees risk mitigation activities.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us or our results of operations, cash flow or financial condition. However, the scope and impact of any future incident, or the identification of new information related to prior cybersecurity incidents, cannot be predicted. See “Item 1A. Risk Factors” for more information about our cybersecurity-related risks.

Governance
The Quality and Compliance Committee of our Board of Directors provides board-level oversight of cybersecurity risk. As part of its oversight role, the Quality and Compliance Committee receives reports about our practices, programs, or notable threats or incidents related to cybersecurity throughout the year, including through periodic updates from our CISO and other leaders. The Quality and Compliance Committee provides regular reports to the full Board about these matters and other areas within its responsibility, and the CISO and other leaders provide updates regarding cybersecurity matters to the full Board as appropriate.
Our CISO reports to our Chief Information Officer and leads our overall cybersecurity function. Our CISO has over 20 years of experience in various security roles, which include managing information security, development cybersecurity strategy, and implementing cybersecurity programs. Our CISO collaborates with senior leaders and other members of our organization to identify and analyze cybersecurity risks and implement controls as appropriate and feasible to mitigate these risks. The CISO also supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, including by collaborating with internal and external stakeholders. Our CISO is supported by a management-led Security Council, which consists of our Chief Executive Officer, Chief Financial Officer and other senior leaders throughout our organization, and which reviews and discusses our cybersecurity program as well as emerging cyber risks, threats, and industry trends, among other topics.
Item 2.    Properties
We currently lease all of our properties from third parties under various lease terms expiring over periods extending through 2038, in addition to a number of non-material month-to-month leases. Our corporate headquarters is located at 3000 Lakeside Drive, Suite 300N, Bannockburn, IL 60015. Our other properties mainly consist of infusion pharmacies equipped with clean room and compounding capabilities. Some infusion pharmacies are co-located with an ambulatory infusion center where patients receive infusion treatments. As of December 31, 2023, we have 93 pharmacies and 84 stand-alone ambulatory infusion suites that support our infusion services business in 43 states.
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
Holders of Record
As of February 19, 2024, there were 96 stockholders of record of our Common Stock.
Dividend Policy
We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.
Recent Sale of Unregistered Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On February 20, 2023, the Company’s Board of Directors approved a share repurchase program of up to an aggregate $250.0 million of common stock of the Company. On December 6, 2023, the Company’s Board of Directors approved an increase to its stock repurchase program authorization from $250.0 million to $500 million. This program has no specified expiration date.
The following table provides certain information with respect to the Company’s repurchases of common stock from October 1, 2023 through December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	—	$—	—	$75,000,067
November 1, 2023 - November 30, 2023	1,620,021	28.78	1,620,021	28,368,824
December 1, 2023 - December 31, 2023	937,594	30.26	937,594	250,000,103
	2,557,615	$29.32	2,557,615	$250,000,103

Stock Performance Graph
The following graph compares the total cumulative returns of BioScrip through August 6, 2019 and Option Care Health from August 7, 2019 through December 31, 2023 with the total cumulative returns of the Nasdaq Composite Index and the S&P Health Care Services Select Industry Index for the five-year period from December 31, 2018 through December 31, 2023. The graph shows the performance of a $100 investment in our Common Stock and each index as of December 31, 2018.
* $100 invested on December 31, 2018 in stock or index, including reinvestment of dividends.

	Year Ended December 31,
	2018	2019	2020	2021	2022	2023
Option Care Health, Inc.	$100.00	$104.48	$109.52	$199.16	$210.71	$235.92
Nasdaq Composite Index	$100.00	$135.23	$194.24	$235.78	$157.74	$226.24
S&P Health Care Services Select Industry Index	$100.00	$118.40	$157.48	$172.35	$137.77	$144.10

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
Business Overview
Option Care Health and its wholly-owned subsidiaries provide infusion therapy and other ancillary healthcare services through a national network of 177 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other non-hospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists, work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, therapies for chronic inflammatory disorders and neurological disorders, immunoglobulin therapy, and other therapies for chronic and acute conditions.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the years ended December 31, 2023 and 2022.
Gross Profit
Gross profit represents our net revenue less cost of revenue.
Net Revenue. Infusion and related healthcare services revenue is reported at the estimated net realizable amounts from third-party payers and patients for goods sold and services rendered. When pharmaceuticals are provided to a patient, revenue is recognized upon delivery of the goods. When nursing services are provided, revenue is recognized when the services are rendered.
Due to the nature of the healthcare industry and the reimbursement environment in which the Company operates, certain estimates are required to record revenue and accounts receivable at their net realizable values at the time goods or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payers may result in adjustments to amounts originally recorded.
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

Other Income (Expense)
Interest Expense, Net. Interest expense consists principally of interest payments on the Company’s outstanding borrowings under the ABL Facility, First Lien Term Loan, Revolver Facility, Senior Notes, amortization of discount and deferred financing fees, and payments associated with the interest rate cap, and interest income earned on cash and cash equivalents. Refer to the “Liquidity and Capital Resources” section below for further discussion of these outstanding borrowings.
Equity in Earnings of Joint Ventures. Equity in earnings of joint ventures consists of our proportionate share of equity earnings or losses from equity investments in two infusion joint ventures with health systems.
Other, Net. On May 3, 2023, the Company entered into a definitive merger agreement (the “Amedisys Merger Agreement”) with Amedisys, Inc. (“Amedisys”), a leading provider of healthcare in home health and hospice settings. On June 26, 2023, the Company entered into an agreement to terminate the Amedisys Merger Agreement (the “Mutual Termination Agreement”). Under the terms of the Mutual Termination Agreement, the Company received a payment of $106.0 million in cash on behalf of Amedisys (the “Termination Fee”). Other income (expense) primarily includes the termination fee, net of merger-related expenses, received on behalf of Amedisys during the year ended December 31, 2023. During the year ended December 31, 2022, other income (expense) primarily includes the gain on the sale of respiratory therapy assets, which closed in December 2022.
Income Tax Benefit Expense. The Company is subject to taxation in the United States and various states. The Company’s income tax expense is reflective of the current federal and state tax rates.
Change in Unrealized Gain (Loss) on Cash Flow Hedge, Net of Income Tax Benefit (Expense). Change in unrealized gain (loss) on cash flow hedge, net of income tax benefit (expense), consists of the gain (loss) associated with the changes in the fair value of hedging instruments related to the interest rate cap, net of income taxes.

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the years ended December 31, 2023 and 2022 (in thousands, except for percentages). For a discussion of Option Care Health’s consolidated results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2023.

	Year Ended December 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$4,302,324	100.0%	$3,944,735	100.0%
COST OF REVENUE	3,321,101	77.2%	3,077,817	78.0%
GROSS PROFIT	981,223	22.8%	866,918	22.0%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	607,427	14.1%	566,122	14.4%
Depreciation and amortization expense	59,201	1.4%	60,565	1.5%
Total operating expenses	666,628	15.5%	626,687	15.9%
OPERATING INCOME	314,595	7.3%	240,231	6.1%

OTHER INCOME (EXPENSE):
Interest expense, net	(51,248)	(1.2)%	(53,806)	(1.4)%
Equity in earnings of joint ventures	5,530	0.1%	5,125	0.1%
Other, net	89,865	2.1%	14,218	0.4%
Total other income (expense)	44,147	1.0%	(34,463)	(0.9)%

INCOME BEFORE INCOME TAXES	358,742	8.3%	205,768	5.2%
INCOME TAX EXPENSE	91,652	2.1%	55,212	1.4%
NET INCOME	$267,090	6.2%	$150,556	3.8%

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Change in unrealized (loss) gain on cash flow hedge, net of income tax benefit (expense) of $2,158 and $(7,259), respectively	(6,181)	(0.1)%	21,610	0.5%
OTHER COMPREHENSIVE (LOSS) INCOME	(6,181)	(0.1)%	21,610	0.5%
NET COMPREHENSIVE INCOME	$260,909	6.1%	$172,166	4.4%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table presents selected consolidated comparative results of operations for the years ended December 31, 2023 and 2022:
Gross Profit

	Year Ended December 31,
	2023	2022	Variance

	(in thousands, except for percentages)
Net revenue	$4,302,324	$3,944,735	$357,589	9.1%
Cost of revenue	3,321,101	3,077,817	243,284	7.9%
Gross profit	$981,223	$866,918	$114,305	13.2%
Gross profit margin	22.8%	22.0%
The increase in net revenue during the year ended December 31, 2023 was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had mid-single-digit growth relative to the prior year while chronic revenue grew in the low-double-digits. The increase in net revenue was partially offset by the divestiture of respiratory therapy assets in December 2022 as well as therapies related to the treatment of ALS and pre-term labor. The increase in cost of revenue and gross profit was primarily driven by the growth in revenue, which outpaced the increase in cost of revenue primarily due to our disciplined procurement strategies, certain temporary favorable therapy pricing dynamics that emerged due to the timing in variances in reference prices that affects our costs relative to reimbursement, and efficient utilization of our clinical workforce and infusion suite network.
Operating Expenses

	Year Ended December 31,
	2023	2022	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$607,427	$566,122	$41,305	7.3%
Depreciation and amortization expense	59,201	60,565	(1,364)	(2.3)%
Total operating expenses	$666,628	$626,687	$39,941	6.4%
The increase in selling, general and administrative expenses during the year ended December 31, 2023 is primarily due to an increase in salaries, benefits, and equity compensation as a result of expansion of team members to adjust to current volumes, however, these expenses have remained relatively consistent as a percentage of revenue at 14.1% and 14.4% for the years ended December 31, 2023 and 2022, respectively, due to the Company’s focus on controlling spending leverage.
Other Income (Expense)

	Year Ended December 31,
	2023	2022	Variance

	(in thousands, except for percentages)
Interest expense, net	$(51,248)	$(53,806)	$2,558	(4.8)%
Equity in earnings of joint ventures	5,530	5,125	405	7.9%
Other, net	89,865	14,218	75,647	532.1%
Total other income (expense)	$44,147	$(34,463)	$78,610	(228.1)%
The decrease in interest expense, net during the year ended December 31, 2023 was primarily attributable to an increase in interest income generated from our cash and cash equivalents, partially offset by increases in the First Lien Term Loan’s variable interest rate compared to the year ended December 31, 2022.
The increase in other, net during the year ended December 31, 2023 is primarily attributable to the receipt of the Termination Fee, net of merger-related expenses. During the year ended December 31, 2022, the change in other, net is primarily due to a $10.3 million pre-tax gain from the sale of respiratory therapy assets (“Respiratory Therapy Asset Sale”), which closed in December 2022.

Income Tax Expense

	Year Ended December 31,
	2023	2022	Variance

	(in thousands, except for percentages)
Income tax expense	$91,652	$55,212	$36,440	66.0%
The Company recorded income tax expense of $91.7 million and $55.2 million, which represents an effective tax rate of 25.5% and 26.8% for the years ended December 31, 2023 and 2022, respectively. The income tax expense for the year ended December 31, 2023 includes $21.8 million of tax expense related to the Termination Fee received, under the terms of the Mutual Termination Agreement, net of merger-related expenses, and the release of $5.8 million of state valuation allowance in September 2023. The variance in the Company’s effective tax rate of 25.5% and 26.8% for the years ended December 31, 2023 and 2022, respectively, is primarily attributable to the difference in state taxes, various non-deductible expenses, and a change in state valuation allowance. The variance in the Company’s effective tax rate of 25.5% for the year ended December 31, 2023, compared to the federal statutory rate of 21%, is also primarily attributable to state taxes, various non-deductible expenses, and a change in state valuation allowance.
Net Income and Other Comprehensive (Loss) Income

	Year Ended December 31,
	2023	2022	Variance

	(in thousands, except for percentages)
Net income	$267,090	$150,556	$116,534	77.4%
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on cash flow hedge, net of income tax benefit (expense)	(6,181)	21,610	(27,791)	(128.6)%
Other comprehensive (loss) income	(6,181)	21,610	(27,791)	(128.6)%
Net comprehensive income	$260,909	$172,166	$88,743	51.5%
The change in net income for the year ended December 31, 2023 was attributable to organic growth from additional revenue related to the factors described in the above sections and the Termination Fee received under the terms of the Mutual Termination Agreement, net of merger-related expenses. There was no comparable activity during the year ended December 31, 2022.
For the year ended December 31, 2023, the change in unrealized (loss) gain on cash flow hedge, net of income tax benefit (expense) was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income increased to $260.9 million for the year ended December 31, 2023, compared to net comprehensive income of $172.2 million for the year ended December 31, 2022, primarily as a result of the changes in net income discussed above, partially offset by the impact of the change in fair market value of the interest rate cap hedge discussed above.

Liquidity and Capital Resources
For the years ended December 31, 2023 and 2022, the Company’s primary sources of liquidity were cash on hand of $343.8 million and $294.2 million, respectively. As of December 31, 2023, the Company had $394.7 million of borrowings available under its credit facilities (net of $5.3 million undrawn letters of credit issued and outstanding), described further below. During the years ended December 31, 2023 and 2022, the Company’s positive cash flows from operations have enabled investments in pharmacy, infusion suites, and information technology infrastructure to support growth and create additional capacity in the future, as well as to pursue acquisitions and share repurchases.
The Company’s primary uses of cash include supporting our ongoing business activities, investment in capital expenditures in both facilities and technology, and the pursuit of acquisitions and share repurchases. Ongoing operating cash outflows are associated with procuring and dispensing drugs, personnel and other costs associated with servicing patients, as well as paying cash interest on outstanding debt and cash taxes. Ongoing investing cash flows are primarily associated with capital projects and business acquisitions, the improvement and maintenance of our pharmacy facilities and investment in our information technology systems. Ongoing financing cash flows are primarily associated with the quarterly principal payments on our outstanding debt, along with potential future share repurchases.
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
Short-Term and Long-Term Liquidity Requirements
The Company’s ability to make principal and interest payments on any borrowings under our credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash and cash equivalents in the future, which to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on our current level of operations and planned capital expenditures, we believe that our existing cash and cash equivalents balances and expected cash flows generated from operations will be sufficient to meet our operating requirements for at least the next 12 months and beyond. We may require additional borrowings under our credit facilities and alternative forms of financings or investments to achieve our longer-term strategic plans.

Credit Facilities
On December 7, 2023, the Company amended its First Lien Credit Agreement to, among other things, create a Revolver Facility which provides for borrowings up to $400.0 million. The Revolver Facility matures on the date that is the earlier of (i) December 7, 2028 and (ii) the date that is 91 days prior to the stated maturity date applicable to any Term B Loans. Borrowings under the Revolver Facility will bear interest at a rate equal to, at the option of the Company, either (i) the Term Secured Overnight Financing Rate (“SOFR”) applicable thereto plus the Applicable Rate or (ii) the then-applicable Base Rate plus the Applicable Rate, which Applicable Rate shall be, subject to certain caveats thereto, as follows (i) until delivery of financial statements and related Compliance Certificate for the first full fiscal quarter ending after the effective date of the Amendment, (A) for Term SOFR Loans, 1.75%, (B) for Base Rate Loans, 0.75% and (ii) thereafter, the following percentages per annum, based upon the Total Net Leverage Ratio as set forth in the most recent compliance certificate received by the Administrative Agent pursuant to the terms of the Credit Agreement. As of December 31, 2023, the Company had $5.3 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $394.7 million. The table below illustrates the aforementioned interest rate terms:

Pricing Level	Total Net Leverage Ratio	Applicable Rate for Term SOFR Loans	Applicable Rate for Base Rate Loans
I	Greater than or equal to 3.00x	2.25%	1.25%
II	Less than 3.00x, but greater than or equal to 2.25x	2.00%	1.00%
III	Less than 2.25x, but greater than or equal to 1.50x	1.75%	0.75%
IV	Less than 1.50x, but greater than or equal to 1.00x	1.50%	0.50%
V	Less than 1.00x	1.25%	0.25%
Concurrently with the creation of the Revolver Facility, the Company terminated the asset-based-lending revolving credit facility, which provided for borrowings up to $225.0 million with a maturity date of October 27, 2026 (the “ABL Facility”). The ABL Facility bore interest at a rate equal to, at the Company’s election, either (i) a base rate determined in accordance with the ABL Credit Agreement plus an applicable margin, which is equal to between 0.25% and 0.75% based on the historical excess availability as a percentage of the Line Cap (as such term is defined in the ABL Credit Agreement) and (ii) SOFR (with a floor of 0.00% per annum) plus an applicable margin, which is equal to between 1.25% and 1.75% based on the historical excess availability as a percentage of the Line Cap. As of December 31, 2023, the Company’s ABL Facility was terminated. Effective January 13, 2023, the Company entered into an agreement to amend the ABL Facility and increase the amount of borrowing availability by $50.0 million to $225.0 million total borrowing availability. As a result of the amended agreement, SOFR was established as the new reference rate, replacing LIBOR.
Effective June 30, 2023, the Company entered into an agreement, dated as of June 8, 2023, to amend the First Lien Term Loan to replace LIBOR and related definitions and provisions with SOFR as the new reference rate. The principal balance of the First Lien Term Loan is repayable in quarterly installments of $1.5 million plus interest, with a final payment of all remaining outstanding principal due on October 27, 2028. The quarterly principal payments commenced in March 2022. Interest on the First Lien Term Loan is payable monthly on either (i) SOFR (with a floor of 0.50% per annum) plus an applicable margin of 2.75% for Term SOFR Loans (as such term is defined in the First Lien Credit Agreement Amendment); or (ii) a base rate determined in accordance with the new First Lien Credit Agreement Amendment, plus 1.75% for Base Rate Loans (as such term is defined in the First Lien Credit Agreement Amendment).
The Senior Notes bear interest at a rate of 4.375% per annum, which are payable semi-annually in arrears on October 31 and April 30 of each year, and which began on April 30, 2022. The Senior Notes mature on October 31, 2029.
Interest payments over the course of long-term debt obligations total an estimated $359.8 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on current rates as of December 31, 2023. Actual payments are based on changes in SOFR and exclude the interest rate cap derivative instrument.

Cash Flows
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table presents selected data from Option Care Health’s consolidated statements of cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Variance

	(in thousands)
Net cash provided by operating activities	$371,295	$267,547	$103,748
Net cash used in investing activities	(56,506)	(108,052)	51,546
Net cash (used in) provided by financing activities	(265,126)	15,268	(280,394)
Net increase in cash and cash equivalents	49,663	174,763	(125,100)
Cash and cash equivalents - beginning of period	294,186	119,423	174,763
Cash and cash equivalents - end of period	$343,849	$294,186	$49,663
Cash Flows from Operating Activities
The increase in cash provided by operating activities is primarily due to higher net income, the Termination Fee received under the terms of the Mutual Termination Agreement, net of merger-related expenses and taxes, stock-based incentive compensation expense, changes in accrued compensation and employee benefits, timing of collections on accounts receivable, partially offset by cash paid for taxes, changes in inventory, and certain accruals and timing of vendor payments during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Cash Flows from Investing Activities
The decrease in cash used in investing activities during the year ended December 31, 2023 is primarily due to a decrease in acquisition activity as compared to the year ended December 31, 2022. See Note 3, Business Acquisitions and Divestitures, of the consolidated financial statements for more information.
Cash Flows from Financing Activities
The cash used in financing activities is primarily related to the Company’s repurchase of common stock during the year ended December 31, 2023, whereas the cash provided by financing activities in the year ended December 31, 2022 was primarily related to the proceeds of warrant exercises.

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
Due to the nature of the healthcare industry and the reimbursement environment in which the Company operates, certain estimates are required to record revenue and accounts receivable at their net realizable values at the time goods or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available.
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
The Company’s accounts receivable are reported at the net realizable value amount that reflects the consideration the Company expects to receive in exchange for providing services, which is inclusive of adjustments for price concessions. The majority of accounts receivable are due from private insurance carriers and governmental healthcare programs, such as Medicare and Medicaid.
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
After applying the criteria from ASC 606, an allowance for doubtful accounts is established only as a result of an adverse change in the payers’ ability to pay outstanding billings. As of December 31, 2023 and 2022, the Company had no allowance for doubtful accounts. The Company recorded an allowance for implicit price concessions based on its historical experience of additional revenue being recorded or revenue being written off when amounts received are greater than or less than the originally estimated net realizable value. The detailed assessments included, among other factors, current over/under payments which had not yet been applied to an account, historical contractual adjustments, and historical payments. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company’s primary market risk exposure is changing SOFR‑based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. At December 31, 2023, we had outstanding debt of $588.0 million under our First Lien Term Loan with a variable interest rate component. See Note 11, Indebtedness, of the consolidated financial statements for more information.
To reduce interest rate risk, the Company has utilized an interest rate derivative contract to hedge against fluctuations in SOFR rates on the First Lien Term Loan. In conjunction with the October 2021 debt refinancing, the Company entered into an interest rate cap hedge with a notional amount of $300.0 million for a five-year term, effective on November 30, 2021. See Note 12, Derivative Instruments, of the consolidated financial statements for more information.
A hypothetical 100-basis point increase or decrease in market interest rates associated with the unhedged variable-rate debt over a 12-month period would result in a change to interest expense of approximately $2.9 million.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Option Care Health, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Option Care Health, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over the evaluation of transaction price adjustments
As discussed in Notes 2 and 4 to the consolidated financial statements, net revenue is reported at the net realizable value amount that reflects the consideration the Company expects to receive in exchange for providing services. Revenues are from commercial payers, government payers, and patients for infusion therapy and other ancillary health care services. The Company estimates the transaction price adjustments based on the verification of the patient’s insurance coverage, historical price concessions, and historical payments.
We identified the sufficiency of audit evidence over the evaluation of transaction price adjustments as a critical audit matter. Complex auditor judgment was required to evaluate the sufficiency of audit evidence obtained due to the large volume of data and the information technology (IT) applications utilized in the transaction price adjustment process to capture and aggregate the data.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s transaction price adjustment process, including general IT controls and IT application controls. We involved IT professionals with specialized skills and knowledge who assisted in the identification and testing of certain IT systems used by the Company for processing and recording of transaction price adjustments. We tested the relevance and reliability of the underlying data that served as the basis for the transaction price adjustments by agreeing a selection of certain data elements to underlying support. We assessed the sufficiency of audit evidence obtained related to transaction price adjustments by evaluating the cumulative results of the audit procedures.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Chicago, Illinois
February 22, 2024

OPTION CARE HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$343,849	$294,186
Accounts receivable, net	377,658	377,542
Inventories	274,004	224,281
Prepaid expenses and other current assets	98,744	98,330
Total current assets	1,094,255	994,339

NONCURRENT ASSETS:
Property and equipment, net	120,630	108,321
Operating lease right-of-use asset	84,159	72,424
Intangible assets, net	20,092	22,371
Referral sources, net	315,304	341,744
Goodwill	1,540,246	1,533,424
Other noncurrent assets	42,349	40,313
Total noncurrent assets	2,122,780	2,118,597
TOTAL ASSETS	$3,217,035	$3,112,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$426,513	$378,763
Accrued compensation and employee benefits	92,508	76,906
Accrued expenses and other current liabilities	75,010	84,302
Current portion of operating lease liability	18,278	19,380
Current portion of long-term debt	6,000	6,000
Total current liabilities	618,309	565,351

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,056,650	1,058,204
Operating lease liability, net of current portion	85,484	71,441
Deferred income taxes	34,920	22,154
Other noncurrent liabilities	—	9,683
Total noncurrent liabilities	1,177,054	1,161,482
Total liabilities	1,795,363	1,726,833

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of December 31, 2023 and 2022, respectively.	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 182,905,559 shares issued and 174,575,537 shares outstanding as of December 31, 2023; 182,341,420 shares issued and 181,957,698 shares outstanding as of December 31, 2022.	18	18
Treasury stock; 8,330,022 and 383,722 shares outstanding, at cost, as of December 31, 2023 and 2022, respectively.	(255,107)	(2,403)
Paid-in capital	1,204,270	1,176,906
Retained earnings	457,513	190,423
Accumulated other comprehensive income	14,978	21,159
Total stockholders’ equity	1,421,672	1,386,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,217,035	$3,112,936
The accompanying notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2023	2022	2021
NET REVENUE	$4,302,324	$3,944,735	$3,438,640
COST OF REVENUE	3,321,101	3,077,817	2,659,034
GROSS PROFIT	981,223	866,918	779,606

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	607,427	566,122	525,707
Depreciation and amortization expense	59,201	60,565	63,058
Total operating expenses	666,628	626,687	588,765
OPERATING INCOME	314,595	240,231	190,841

OTHER INCOME (EXPENSE):
Interest expense, net	(51,248)	(53,806)	(67,003)
Equity in earnings of joint ventures	5,530	5,125	6,030
Other, net	89,865	14,218	(13,374)
Total other income (expense)	44,147	(34,463)	(74,347)

INCOME BEFORE INCOME TAXES	358,742	205,768	116,494
INCOME TAX EXPENSE (BENEFIT)	91,652	55,212	(23,404)
NET INCOME	$267,090	$150,556	$139,898

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Change in unrealized (losses) gains on cash flow hedges, net of income tax benefit (expense) of $2,158, $(7,259) and $0, respectively	$(6,181)	$21,610	$10,721
OTHER COMPREHENSIVE (LOSS) INCOME	(6,181)	21,610	10,721
NET COMPREHENSIVE INCOME	$260,909	$172,166	$150,619

EARNINGS PER COMMON SHARE:
Earnings per share, basic	$1.49	$0.83	$0.78
Earnings per share, diluted	$1.48	$0.83	$0.77

Weighted average common shares outstanding, basic	178,973	181,105	179,855
Weighted average common shares outstanding, diluted	180,375	182,075	181,205
The accompanying notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$267,090	$150,556	$139,898
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	62,200	65,434	68,804
Non-cash operating lease costs	18,533	19,713	15,168
Deferred income taxes - net	12,766	49,187	(30,372)
(Gain)/loss on sale of assets	—	(9,403)	767
Loss on extinguishment of debt	—	—	13,387
Amortization of deferred financing costs	4,446	4,304	4,998
Equity in earnings of joint ventures	(5,530)	(5,125)	(6,030)
Stock-based incentive compensation expense	30,479	16,783	9,575
Capital distribution from equity method investments	4,000	5,875	2,900
Other adjustments	(1,244)	—	844
Changes in operating assets and liabilities:
Accounts receivable, net	224	(36,889)	(4,273)
Inventories	(51,000)	(41,010)	(22,700)
Prepaid expenses and other current assets	(6,290)	(16,798)	1,420
Accounts payable	47,703	98,885	(10,381)
Accrued compensation and employee benefits	15,546	(7,770)	23,977
Accrued expenses and other current liabilities	(1,727)	10,535	18,383
Operating lease liabilities	(17,529)	(21,395)	(18,496)
Other noncurrent assets and liabilities	(8,372)	(15,335)	700
Net cash provided by operating activities	371,295	267,547	208,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(41,866)	(35,358)	(25,632)
Proceeds from sale of assets	3,743	14,670	—
Business acquisitions, net of cash acquired	(12,494)	(87,364)	(85,909)
Other investing activities	(5,889)	—	—
Net cash used in investing activities	(56,506)	(108,052)	(111,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options, vesting of restricted stock, and related tax withholdings	(3,115)	352	(32)
Purchase of company stock	(250,261)	—	—
Proceeds from warrant exercises	—	20,916	—
Proceeds from issuance of debt	—	—	855,136
Repayments of debt principal	(6,000)	(6,000)	(8,832)
Retirement of debt obligations	—	—	(910,345)
Deferred financing costs	—	—	(10,339)
Debt prepayment fees	—	—	(2,458)
Other financing activities	(5,750)	—	—
Net cash (used in) provided by financing activities	(265,126)	15,268	(76,870)

NET INCREASE IN CASH AND CASH EQUIVALENTS	49,663	174,763	20,158
Cash and cash equivalents - beginning of the period	294,186	119,423	99,265
CASH AND CASH EQUIVALENTS - END OF PERIOD	$343,849	$294,186	$119,423

Supplemental disclosure of cash flows information:
Cash paid for interest	$69,804	$50,372	$60,920
Cash paid for income taxes	$75,241	$13,438	$5,706
Cash paid for operating leases	$27,391	$25,311	$26,174
The accompanying notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - December 31, 2020	$—	$18	$(2,403)	$1,129,312	$(100,031)	$(11,172)	$1,015,724
Stock-based incentive compensation	—	—	—	9,575	—	—	9,575
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(32)	—	—	(32)
Net income	—	—	—	—	139,898	—	139,898
Other comprehensive income	—	—	—	—	—	10,721	10,721
Balance - December 31, 2021	$—	$18	$(2,403)	$1,138,855	$39,867	$(451)	$1,175,886
Stock-based incentive compensation	—	—	—	16,783	—	—	16,783
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	352	—	—	352
Exercise of warrants	—	—	—	20,916	—	—	20,916
Net income	—	—	—	—	150,556	—	150,556
Other comprehensive income	—	—	—	—	—	21,610	21,610
Balance - December 31, 2022	$—	$18	$(2,403)	$1,176,906	$190,423	$21,159	$1,386,103
Stock-based incentive compensation	—	—	—	30,479	—	—	30,479
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(3,115)	—	—	(3,115)
Purchase of company stock, and related tax effects	—	—	(252,704)	—	—	—	(252,704)
Net income	—	—	—	—	267,090	—	267,090
Other comprehensive loss	—	—	—	—	—	(6,181)	(6,181)
Balance - December 31, 2023	$—	$18	$(255,107)	$1,204,270	$457,513	$14,978	$1,421,672
The accompanying notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND PRESENTATION OF FINANCIAL STATEMENTS
Corporate Organization and Business — The Company’s stock is listed on the Nasdaq Global Select Market as of December 31, 2023. During the year ended December 31, 2023, HC Group Holdings I, LLC. (“HC I”) completed sales of 23,771,926 shares of its Option Care common stock. In addition, the Company repurchased 2,475,166 shares from HC I on March 3, 2023 under the Company’s share repurchase program. See Note 16, Stockholders’ Equity, for further discussion of the Company’s share repurchase program. As of December 31, 2023, HC I no longer holds shares of the Company’s common stock.
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary healthcare services through a national network of 93 full service pharmacies and 84 stand-alone ambulatory infusion sites. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services.
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
The Company has investments in companies that are 50% owned and are accounted for as equity-method investments. The Company’s share of earnings from equity-method investments is included in the line entitled “Equity in earnings of joint ventures” in the consolidated statements of comprehensive income. See “Equity-Method Investments” within Note 2, Summary of Significant Accounting Policies, for further discussion of the Company’s equity-method investments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2023, cash equivalents consisted of money market funds.
Accounts Receivable — The Company’s accounts receivable are reported at the net realizable value amount that reflects the consideration the Company expects to receive in exchange for providing services, which is inclusive of adjustments for price concessions. The majority of accounts receivable are due from private insurance carriers and governmental healthcare programs, such as Medicare and Medicaid.
Price concessions may result from patient hardships, patient uncollectible accounts sent to collection agencies, lack of recovery due to not receiving prior authorization, differing interpretations of covered therapies in payer contracts, different pricing methodologies, or various other reasons. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), an allowance for doubtful accounts is established only as a result of an adverse change in the Company’s payers’ ability to pay outstanding billings. The Company had no allowance for doubtful accounts as of December 31, 2023 and 2022.
Included in accounts receivable are earned but unbilled gross receivables of $89.1 million and $101.5 million as of December 31, 2023 and 2022, respectively. Delays ranging from one day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources.
See Revenue Recognition for a further discussion of the Company’s revenue recognition policy.
Inventories — Inventories, which consists primarily of pharmaceuticals, is stated at the lower of first‑in, first‑out cost or net realizable value basis, which the Company believes is reflective of the physical flow of inventories.
Prepaid Expenses and Other Current Assets — Included in prepaid expenses and other current assets are rebates receivable from pharmaceutical and medical supply manufacturers of $52.0 million and $53.4 million for the years ended December 31, 2023 and 2022, respectively.
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
The Company assesses long‑lived assets for impairment whenever events or circumstances indicate that a certain asset or asset group may be impaired. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flows basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Equity-Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying consolidated balance sheets. As of December 31, 2023 and 2022, the balance of the investments was $20.9 million and $19.4 million, respectively. The investments are increased to reflect the Company’s capital contributions and equity in earnings of the investees. The investments are decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying consolidated statements of comprehensive income. The Company’s proportionate share of earnings was $5.5 million, $5.1 million and $6.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Distributions from the investees are treated as cash inflows from operating activities in the consolidated statements of cash flows. During the years ended December 31, 2023, 2022 and 2021, the Company received distributions from the investees of $4.0 million, $5.9 million and $2.9 million, respectively. See Note 17, Related-Party Transactions, for discussion of related-party transactions with these investees.
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
Due to the nature of the healthcare industry and the reimbursement environment in which the Company operates, certain estimates are required to record revenue and accounts receivable at their net realizable values at the time goods or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available.
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
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 14%, 14% and 16% for the years ended December 31, 2023, 2022 and 2021, respectively. There were no other managed care contracts that represent greater than 10% of revenue for the years presented.
For the years ended December 31, 2023, 2022 and 2021, approximately 12%, 12% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs such as Medicare and Medicaid. As of December 31, 2023 and 2022, approximately 12% and 13%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
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
For the years ended December 31, 2023, 2022, and 2021, approximately 72%, 73% and 74%, respectively, of the Company’s pharmaceutical and medical supply purchases were from four vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.
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

Recently Issued Accounting Pronouncements — In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU allows investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. This ASU also improves the effectiveness and comparability of disclosures by adding disclosures of pretax income (loss) and income tax expense (benefit) to be consistent with U.S. Securities and Exchange Commission (“SEC”) Regulation S-X and removing disclosures that no longer are considered cost beneficial or relevant. The Company is required to adopt this ASU for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its results of operations, cash flows, financial position, and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. The ASU improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities, including those public entities that have a single reportable segment, to enable investors to develop more decision-useful financial analyses. The Company is required to adopt this ASU for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Once adopted the Company will apply the ASU retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on its results of operations, cash flows, financial position, and disclosures.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU is the result of the Board’s decision to incorporate into the Codification 14 disclosures referred by the SEC. The ASU represents changes to clarify or improve disclosure and presentation requirements of a variety of Topics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption permitted. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective. The Company is currently evaluating the impact of this ASU on its results of operations, cash flows, financial position, and disclosures.
3. BUSINESS ACQUISITIONS AND DIVESTITURES
Amedisys, Inc. — On May 3, 2023, the Company entered into a definitive merger agreement with Amedisys. Under the terms of the merger agreement, the Company would issue new shares of its common stock to Amedisys’s stockholders, which would result in the Company’s stockholders holding approximately 64.5% of the combined company.
On June 26, 2023, the Company entered into an agreement to terminate the Amedisys Merger Agreement. Under the terms of the Mutual Termination Agreement, the Company received a payment of $106.0 million in cash on behalf of Amedisys. The Termination Fee is included in Other, net in the consolidated statements of comprehensive income and in Net cash provided by operating activities in the consolidated statements of cash flows.
During the year ended December 31, 2023, the Company incurred $21.1 million in merger-related expenses, which are included in Other, net in the consolidated statements of comprehensive income and in Net cash provided by operating activities in the consolidated statements of cash flows.
Revitalized, LLC — In May 2023, pursuant to the equity purchase agreement dated May 1, 2023, the Company completed the acquisition of 100% of the membership interests in Revitalized, LLC for a purchase price, net of cash acquired, of $12.5 million, which primarily consisted of $6.7 million of goodwill and $5.5 million of intangible assets.
Respiratory Therapy Asset Sale — The Company closed the transaction in December 2022, for a sale price of $18.4 million comprised of $14.7 million in proceeds received at the time of closing and $3.7 million recorded as a current asset was paid in the year ended December 31, 2023. Pursuant to the final transaction terms, $8.8 million of assets were sold, along with $0.7 million of liabilities that were previously classified as held for sale at the lower of their carrying amount or fair values less cost to sell. As a result of the transaction, a $10.3 million pre-tax gain on sale was recorded within Other, net in the Company’s consolidated statements of comprehensive income within the year ended December 31, 2022.

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
The allocation of the purchase price of SPNN was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, with the total purchase price being allocated to the assets and liabilities acquired based on the relative fair value of each asset and liability. As of December 31, 2022, the Company finalized the purchase price allocation of the acquisition. Certain adjustments were made to preliminary valuation amounts related to accrued compensation. The following is a final allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, (in thousands):

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
Wasatch Infusion LLC Acquisition — In December 2021, pursuant to the executed asset purchase agreement on December 29, 2021, the Company completed the acquisition of Wasatch Infusion LLC for a purchase price of $19.5 million, which primarily consisted of $17.4 million of goodwill, $4.2 million of intangible assets, $2.7 million of accounts receivable, $2.0 million in inventories, and $(6.7) million of accounts payable.

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
The allocation of the purchase price of Infinity was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, with the total purchase price being allocated to the assets and liabilities acquired based on the relative fair value of each asset and liability. The Company has finalized the purchase price allocation of the acquisition and no purchase accounting adjustments were made. The following is an allocation of acquired identifiable assets and assumed liabilities, net of cash acquired, (in thousands):

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
BioCure Asset Acquisition — In April 2021, pursuant to the asset purchase agreement dated April 7, 2021, the Company completed the acquisition of certain assets of BioCure, LLC for a purchase price of $18.9 million, which is comprised of $18.3 million of intangible assets, net and $0.6 million of inventories.
4. REVENUE
The following table sets forth the net revenue earned by category of payer for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Commercial payers	$3,747,568	$3,421,888	$2,971,900
Government payers	500,891	477,818	417,088
Patients	53,865	45,029	49,652
Net revenue	$4,302,324	$3,944,735	$3,438,640
5. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan and matches 100% of employee contributions, up to 4% of employee compensation. The Company recorded expense for the defined contribution plan of $13.1 million, $12.2 million and $11.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. In the years ended December 31, 2023, 2022 and 2021, Company contributions of $12.4 million, $11.8 million and $10.9 million, respectively, were paid.

6. INCOME TAXES
The income tax expense (benefit) consists of the following for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. federal income tax expense (benefit):
Current	$56,474	$4,103	$—
Deferred	18,739	38,810	(30,411)
	75,213	42,913	(30,411)
State income tax expense:
Current	20,253	9,182	6,817
Deferred	(3,814)	3,117	190
	16,439	12,299	7,007
Total income tax expense (benefit)	$91,652	$55,212	$(23,404)
The difference between the statutory federal income tax rate and the effective tax rate is as follows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes net of federal tax benefit	4.8%	5.0%	4.9%
Non-deductible expenses	0.1%	0.2%	0.3%
Valuation allowance	(1.5)%	0.0%	(46.2)%
Non-deductible and stock-based compensation	0.7%	0.4%	0.0%
Other, net	0.4%	0.2%	(0.1)%
Effective income tax rate	25.5%	26.8%	(20.1)%
The Company recorded income tax expense of $91.7 million and $55.2 million, which represents an effective tax rate of 25.5% and 26.8% for the years ended December 31, 2023 and 2022, respectively. The income tax expense for the year ended December 31, 2023 includes $21.8 million of tax expense related to the Termination Fee payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses. In September 2023, the Company released $5.8 million of state valuation allowance. The variance in the Company’s effective tax rate of 25.5% and 26.8% for the years ended December 31, 2023 and 2022, respectively, is primarily attributable to the difference in state taxes, various non-deductible expenses, and a change in state valuation allowance. The variance in the Company’s effective tax rate of 25.5% for the year ended December 31, 2023 compared to the federal statutory rate of 21% is also primarily attributable to state taxes, various non-deductible expenses, and a change in state valuation allowance. The variance in the Company’s effective tax rate of 26.8% and negative 20.1% for the years ended December 31, 2022 and 2021, respectively, is primarily attributable to the release of the Company’s federal valuation allowance for the year ended December 31, 2021.

The components of deferred income tax assets and liabilities were as follows as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Price concessions	$5,365	$6,169
Compensation and benefits	7,609	5,517
Interest limitation carryforward	13,802	29,453
Operating lease liability	26,378	22,765
Net operating losses	56,980	62,027
Other	7,556	6,576
Deferred tax assets before valuation allowance	117,690	132,507
Valuation allowance	(6,371)	(13,056)
Deferred tax assets net of valuation allowance	111,319	119,451

Deferred tax liabilities:
Accelerated depreciation	(8,882)	(7,026)
Operating lease right-of-use asset	(21,504)	(18,076)
Intangible assets	(52,502)	(57,673)
Goodwill	(52,188)	(44,949)
Other	(11,163)	(13,881)
Deferred tax liabilities	(146,239)	(141,605)
Net deferred tax liabilities	$(34,920)	$(22,154)
Deferred tax assets are generally required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the year ended December 31, 2023, the Company maintains a valuation allowance of $6.4 million against certain state net operating losses (“NOL”). In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities, including the effect in available carryback and carryforward periods, projected taxable income and tax-planning strategies, in making this assessment. On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated.
The Company is subject to taxation in the United States and various states. At December 31, 2023, the Company had $39.3 million of tax-effected federal NOL carryforwards all of which are currently available to offset future taxable income in the United States and reflected as a deferred tax asset of the company. Tax-effected federal NOL carryforwards of $28.4 million expire beginning in 2028 through 2036, and $10.9 million of tax-effected federal NOLs have an indefinite carryforward period. At December 31, 2022, the Company had $42.3 million of tax-effected federal NOLs. At December 31, 2023 and 2022, the Company had $13.8 million and $29.4 million tax-effected amounts of interest limitation carryforwards which have an indefinite carryforward period. At December 31, 2023 and 2022, the Company also had $17.7 million and $19.5 million tax-effected amounts of cumulative state NOL carryforwards available to offset future taxable income in various states. These state NOL carryforwards will begin to expire beginning in 2024 through 2042, with some having an indefinite carryforward period.
At December 31, 2023 and 2022, there were no unrecognized tax benefits for uncertain tax positions.

The following table presents the valuation allowance for deferred tax assets for the years ended December 31, 2023, 2022 and 2021 (in thousands):

		Additions
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged (Benefit) to Other Accounts	Balance at End of Period
2021: Valuation allowance for deferred tax assets	$112,085	$(96,136)	$(2,798)	$13,151
2022: Valuation allowance for deferred tax assets	$13,151	$(95)	$—	$13,056
2023: Valuation allowance for deferred tax assets	$13,056	$(6,685)	$—	$6,371
Currently, the Company is not subject to any U.S. Federal income tax audits. The Company is subject to various state tax audits and believes that the outcome of these audits will not have a material impact on the Company.
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
The earnings are used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the years ended December 31, 2023, 2022 and 2021 includes the effect of shares that would be issued in connection with warrants, stock options, restricted stock awards and performance stock unit awards, as these common stock equivalents are dilutive to the earnings per share.
The following table presents the Company’s common stock equivalents that were excluded from the calculation of earnings per share as they would be anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Warrants	—	—	457,753
Stock option awards	1,214,560	629,690	490,968
Restricted stock awards	340,331	205,652	316,454
Performance stock unit awards	—	—	—

The following table presents the Company’s basic earnings per share and shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (1) (2) (3)	$267,090	$150,556	$139,898
Denominator:
Weighted average number of common shares outstanding	178,973	181,105	179,855
Earnings per Common Share:
Earnings per common share, basic	$1.49	$0.83	$0.78
(1) Net income for the year ended December 31, 2023 includes $63.1 million related to the termination payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses and taxes. See Note 3, Business Acquisitions and Divestitures, for further discussion. In addition, net income includes approximately $5.3 million of other non-operating income.
(2) Net income for the year ended December 31, 2022 includes the impact of the Company’s Respiratory Therapy Asset Sale. See Note 3, Business Acquisitions and Divestitures, for further discussion.
(3) Net income for the year ended December 31, 2021 includes the impact of the Company’s release of its valuation allowance.
The following table presents the Company’s diluted earnings per share and shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (1) (2) (3)	$267,090	$150,556	$139,898
Denominator:
Weighted average number of common shares outstanding	178,973	181,105	179,855
Effect of dilutive securities	1,402	970	1,350
Weighted average number of common shares outstanding, diluted	180,375	182,075	181,205
Earnings per Common Share:
Earnings per common share, diluted	$1.48	$0.83	$0.77
(1) Net income for the year ended December 31, 2023 includes $63.1 million related to the termination payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses and taxes. See Note 3, Business Acquisitions and Divestitures, for further discussion. In addition, net income includes approximately $5.3 million of other non-operating income.
(2) Net income for the year ended December 31, 2022 includes the impact of the Company’s Respiratory Therapy Asset Sale. See Note 3, Business Acquisitions and Divestitures, for further discussion.
(3) Net income for the year ended December 31, 2021 includes the impact of the Company’s release of its valuation allowance.

8. LEASES
During the years ended December 31, 2023, 2022 and 2021, the Company incurred operating lease expenses of $30.6 million, $29.1 million, and $29.8 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the consolidated statements of comprehensive income. As of December 31, 2023, the weighted-average remaining lease term was 6.8 years, and the weighted-average discount rate was 6.16%.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2024	$24,610
2025	22,447
2026	19,567
2027	16,281
2028	10,980
2029 and beyond	34,528
Total lease payments	128,413
Less: interest	(24,651)
Present value of lease liabilities	$103,762
During the year ended December 31, 2023, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the consolidated statements of cash flows of $30.5 million related to the increases in the operating lease ROU asset and operating lease liabilities. As of December 31, 2023, the Company did not have any significant operating or financing leases that had not yet commenced.

9. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Infusion pumps	$36,943	$34,942
Equipment, furniture and other	23,593	31,929
Leasehold improvements	99,725	99,085
Computer software, purchased and internally developed	50,572	34,922
Assets under development	33,668	29,411
	244,501	230,289
Less: accumulated depreciation	(123,871)	(121,968)
Property and equipment, net	$120,630	$108,321
Depreciation expense is recorded within cost of revenue and operating expenses within the consolidated statements of comprehensive income, depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year ended December 31,
	2023	2022	2021
Depreciation expense in cost of revenue	$2,999	$4,869	$5,746
Depreciation expense in operating expenses	24,820	27,374	29,865
Total depreciation expense	$27,819	$32,243	$35,611

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
A qualitative impairment analysis was performed in the fourth quarter of 2023, 2022 and 2021, to assess whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying value. The Company assessed relevant events and circumstances including macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and changes in the Company’s stock price. The Company determined that there was no goodwill impairment in 2023, 2022 or 2021.
The determination of fair value for acquisitions and the allocation of that value requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures. Actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit, the amount of the goodwill impairment charge, or both. The Company did not recognize any accumulated impairment losses at the beginning of the period.
Changes in the carrying amount of goodwill consist of the following activity for the years ended December 31, 2023, 2022 and 2021 (in thousands):

Balance at December 31, 2020	$1,428,610
Acquisitions	48,954
Balance at December 31, 2021	$1,477,564
Acquisitions	54,543
Purchase accounting adjustments	1,317
Balance at December 31, 2022	$1,533,424
Acquisitions	6,998
Purchase accounting adjustments	(176)
Balance at December 31, 2023	$1,540,246

The carrying amount and accumulated amortization of intangible assets consist of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Gross intangible assets:
Referral sources	$514,388	$509,646
Trademarks/names	39,136	38,508
Other amortizable intangible assets	995	912
Total gross intangible assets	554,519	549,066

Accumulated amortization:
Referral sources	(199,084)	(167,902)
Trademarks/names	(19,698)	(16,901)
Other amortizable intangible assets	(341)	(148)
Total accumulated amortization	(219,123)	(184,951)
Total intangible assets, net	$335,396	$364,115
Amortization expense for intangible assets was $34.2 million, $32.9 million and $32.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Expected future amortization expense for intangible assets recorded at December 31, 2023, is as follows (in thousands):

Amount
2024	$34,386
2025	34,176
2026	34,071
2027	33,931
2028	33,881
2029 and beyond	164,951
Total	$335,396

11. INDEBTEDNESS
Long-term debt consisted of the following as of December 31, 2023 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	588,000	(6,974)	(9,678)	571,348
Senior Notes	500,000	—	(8,698)	491,302
	$1,088,000	$(6,974)	$(18,376)	1,062,650
Less: current portion				(6,000)
Total long-term debt				$1,056,650
Long-term debt consisted of the following as of December 31, 2022 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL Facility	$—	$—	$—	$—
First Lien Term Loan	594,000	(8,307)	(11,529)	574,164
Senior Notes	500,000	—	(9,960)	490,040
	$1,094,000	$(8,307)	$(21,489)	1,064,204
Less: current portion				(6,000)
Total long-term debt				$1,058,204
On December 7, 2023, the Company entered into the second amendment (the “Amendment”) to the amended and restated First Lien Credit Agreement dated as of October 27, 2021. The Amendment, among other things, provides for revolving credit commitments by the applicable Revolving Credit Lenders in an aggregate amount of $400.0 million (the “Revolver Facility”) pursuant to which such lenders have agreed to make Revolving Credit Loans to the Company. As of December 31, 2023, the Company had $5.3 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $394.7 million. The Revolver Facility matures on the date that is the earlier of (i) December 7, 2028 and (ii) the date that is 91 days prior to the stated maturity date applicable to any Term B Loans. Borrowings under the Revolver Facility bear interest at a rate equal to, at the option of the Company, either (i) the Term Secured Overnight Financing Rate (“SOFR”) applicable thereto plus the Applicable Rate or (ii) the then applicable Base Rate plus the Applicable Rate, which Applicable Rate shall be, subject to certain caveats thereto, as follows (i) until delivery of financial statements and related Compliance Certificate for the first full fiscal quarter ending after the effective date of the Amendment, (A) for Term SOFR Loans, 1.75%, (B) for Base Rate Loans, 0.75% and (ii) thereafter, the following percentages per annum, based upon the Total Net Leverage Ratio as set forth in the most recent Compliance Certificate received by the Administrative Agent pursuant to the terms of the Credit Agreement. The table below illustrates the aforementioned interest rate terms:

Pricing Level	Total Net Leverage Ratio	Applicable Rate for Term SOFR Loans	Applicable Rate for Base Rate Loans
I	Greater than or equal to 3.00x	2.25%	1.25%
II	Less than 3.00x, but greater than or equal to 2.25x	2.00%	1.00%
III	Less than 2.25x, but greater than or equal to 1.50x	1.75%	0.75%
IV	Less than 1.50x, but greater than or equal to 1.00x	1.50%	0.50%
V	Less than 1.00x	1.25%	0.25%

Concurrently with the creation of the Revolver Facility, the Company terminated the ABL Credit Agreement. Prior to the transition to the Revolver Facility, the ABL Facility had been in effect from August 6, 2019 to December 7, 2023. As of December 31, 2022, the Company’s ABL Facility provided for borrowings up to $175.0 million and had a maturity date of October 27, 2026. Effective January 13, 2023, the Company entered into an agreement to amend the ABL Facility and increase the amount of borrowing availability by $50.0 million to $225.0 million total borrowing availability. As a result of the amended agreement, SOFR was established as the new reference rate, replacing LIBOR. Prior to the termination of the ABL Facility in December 2023, the ABL Facility bore interest at a rate equal to, at the Company’s election, either (i) a base rate determined in accordance with the ABL Credit Agreement plus an applicable margin, which is equal to between 0.25% and 0.75% based on the historical excess availability as a percentage of the Line Cap (as such term is defined in the ABL Credit Agreement); and (ii) SOFR plus an applicable margin, which is equal to between 1.25% and 1.75% based on the historical excess availability as a percentage of the Line Cap. The ABL Facility contained commitment fees payable on the unused portion ranging from 0.25% to 0.375%, depending on various factors including the Company’s leverage ratio, type of loan and rate type, and letter of credit fees of 2.50%. Borrowings under the ABL Facility were secured by a first priority security interest in the Company’s and each of its subsidiaries’ inventory, accounts receivable, cash, deposit accounts and certain assets and property related thereto (the “ABL Priority Collateral”), in each case subject to certain exceptions, and a third priority security interest in each of the Company’s subsidiaries’ capital stock (subject to certain exceptions) and substantially all of the Company’s property and assets (other than the ABL Priority Collateral). The Company had $6.7 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL Facility of $168.3 million, as of December 31, 2022.
Effective June 30, 2023, the Company entered into an agreement, dated as of June 8, 2023, to amend the First Lien Term Loan to replace LIBOR and related definitions and provisions with SOFR as the new reference rate. The Company entered into the First Lien Term Loan Agreement (the “First Lien Credit Agreement Amendment”), which commenced in October 2021 (the “October 2021 Refinancing”) to provide $600.0 million of refinanced borrowings. The First Lien Term Loan (the “First Lien Term Loan Facility”) is charged an interest rate equal to, at the Company’s option, either (i) SOFR (with a floor of 0.50% per annum) plus an applicable margin of 2.75% for Term SOFR Loans (as such term is defined in the First Lien Credit Agreement Amendment); and (ii) a base rate determined in accordance with the First Lien Credit Agreement Amendment, plus 1.75% for Base Rate Loans (as such term is defined in the First Lien Credit Agreement Amendment). The First Lien Term Loan Facility is repayable in quarterly installments, which began in March 2022, and matures on October 27, 2028. The interest rate on the First Lien Term Loan was 8.21% and 6.82% as of December 31, 2023 and 2022, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 7.83% and 4.52% for the years ended December 31, 2023 and 2022, respectively.
In conjunction with the October 2021 Refinancing, the Company also issued $500.0 million in aggregate principal of unsecured senior notes (“Senior Notes”). The Senior Notes bear interest at a rate of 4.375% per annum payable semi-annually in arrears on October 31 and April 30 of each year, commencing on April 30, 2022. The Senior Notes mature on October 31, 2029. The interest rate on the Senior Notes was 4.375% as of both December 31, 2023 and 2022. The weighted average interest rate incurred on the Senior Notes was 4.375% for both years ended December 31, 2023 and 2022.
The Company assessed whether the October 2021 Refinancing resulted in an insubstantial modification or an extinguishment of the existing debt for each loan in the syndication by grouping lenders as follows: (i) Lenders continuing to participate in either the First Lien Term Loan Facility and Senior Notes; (ii) previous lenders that exited; and (iii) new lenders. The Company determined that $35.7 million of the First Lien Term Loan was extinguished, which was disclosed as an outflow from financing activities in the condensed consolidated statements of cash flows. The First Lien Term Loan had insubstantial modifications for lenders that continued to participate in either debt instrument, which resulted in a cash outflow from financing activities of $558.3 million in the consolidated statements of cash flows. The Company determined that $501.4 million of new debt was issued related to the First Lien Term Loan, which is disclosed as an inflow from financing activities in the consolidated statements of cash flows. In connection with the refinancing of the First Lien Term Loan and issuance of the Senior Notes, the Company incurred $10.7 million in debt issuance costs and third-party fees, of which $8.8 million was capitalized, $1.7 million was expensed as a component of other expense and $0.2 million was expensed as a loss on extinguishment as a component of other expense in the consolidated statements of comprehensive income. Further, $1.5 million of the total fees incurred of $10.7 million was netted against the $501.4 million of proceeds from debt as a component of the cash flows from financing activities, $7.4 million was presented as deferred financing costs as a component of cash flows from financing activities, and the remaining $1.8 million was included in cash flows from operating activities in the consolidated statements of cash flows.
The Company recognized a loss on extinguishment of debt of $1.0 million included in the line entitled “Other, net” in the consolidated statements of comprehensive income, of which $0.2 million related to debt issuance costs incurred with the First Lien Term Loan refinancing and issuance of the Senior Notes, as discussed above, and $0.8 million related to existing deferred financing fees that were written off upon extinguishment within the consolidated statements of comprehensive income and cash flows during the year ended December 31, 2021.

Prior to the October 2021 Refinancing, the Company entered into an amendment on the First Lien Term Loan in January 2021 (the “January 2021 Refinancing”) which resulted in additional First Lien Term Loan indebtedness. The proceeds of the First Lien Term Loan indebtedness were used to prepay the remaining balance of the previous senior secured second lien pay-in-kind toggle floating rate notes due 2027 (“Second Lien Notes”). The Company assessed whether the repayment of the Second Lien Notes by issuing incremental First Lien Term Loan indebtedness resulted in an insubstantial modification or an extinguishment of the existing debt for each loan in the syndication by grouping lenders as follows: (i) Lenders participating in both the First Lien Term Loan and Second Lien Notes; (ii) previous lenders that exited; and (iii) new lenders. The Company determined that $161.2 million of the First Lien Term Loan was extinguished and $122.9 million of the $150.0 million second lien term loan (“Second Lien Term Loan”) was extinguished, which is disclosed as an outflow from financing activities in the consolidated statements of cash flows. The First Lien Term Loan and Second Lien Notes had insubstantial modifications for lenders that participated in both debt instruments, which resulted in a cash outflow from financing activities of $352.0 million in the consolidated statements of cash flows. The Company determined that $356.2 million of new debt was issued related to the First Lien Term Loan, which is disclosed as an inflow from financing activities in the consolidated statements of cash flows. In connection with the prepayment of the Second Lien Notes and incremental First Lien Term Loan indebtedness, the Company incurred $7.2 million in debt issuance costs and third-party fees, of which $3.7 million was capitalized, $0.9 million was expensed as a component of other expense and $2.6 million was expensed as a loss on extinguishment as a component of other expense in the consolidated statements of comprehensive income. Further, $1.0 million of the total fees incurred of $7.2 million was netted against the $356.2 million of proceeds from debt as a component of the cash flows from financing activities, $2.9 million was presented as deferred financing costs as a component of cash flows from financing activities, $2.4 million was presented as debt prepayment fees as a component of cash flows from financing activities, and the remaining $0.9 million was included in cash flows from operating activities in the consolidated statements of cash flows.
The Company recognized a loss on extinguishment of debt of $12.4 million included in the line entitled “Other, net” in the consolidated statements of comprehensive income, of which $2.6 million related to debt issuance costs incurred with the incremental First Lien Term Loan indebtedness and prepayment of the Second Lien Notes, as discussed above, and $9.8 million related to existing deferred financing fees that were written off upon extinguishment within the consolidated statements of comprehensive income and cash flows during the year ended December 31, 2021.
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2024	$6,000
2025	6,000
2026	6,000
2027	6,000
2028	564,000
2029 and beyond	500,000
Total	$1,088,000
During the year ended December 31, 2023, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 12, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of December 31, 2023 (in thousands):

Financial Instrument	Carrying Value as of December 31, 2023	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$571,348	$—	$590,234	$—
Senior Notes	491,302	—	448,750	—
Total debt instruments	$1,062,650	$—	$1,038,984	$—
The Company had no fair value measurements that utilized Level 3 inputs of the fair value hierarchy for the year ended December 31, 2023. See Note 13, Fair Value Measurements, for further discussion.

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
In August 2019, the Company entered into an interest rate swap agreement that reduced the variability in the interest rates on the newly-issued debt obligations following the Merger with BioScrip. The interest rate swap for $925.0 million notional was effective in August 2019 with $911.1 million designated as a cash flows hedge against the underlying interest rate on the First Lien Term Loan interest payments indexed to one-month LIBOR through August 2021. In accordance with ASU 2017-12, Targeted Improvements to Accounting for Hedges, the Company had determined that the $911.1 million designated cash flows hedge is perfectly effective. The remaining $13.9 million notional amount of the interest rate swap is not designated as a hedging instrument. The interest rate swap expired in August 2021.
In October 2021, the Company entered into an interest rate cap hedge with a notional amount of $300.0 million for a five-year term beginning November 30, 2021. The hedge partially offsets risk associated with the First Lien Term Loan’s variable interest rate. The interest rate cap instrument perfectly offsets the terms of the interest rates associated with the variable interest rate of the First Lien Term Loan.
The following table summarizes the amount and location of the Company’s derivative instruments in the consolidated balance sheets (in thousands):

	Fair Value - Derivatives in Asset Position
Derivative	Balance Sheet Caption	December 31, 2023	December 31, 2022
Interest rate cap designated as cash flows hedge	Prepaid expenses and other current assets	$9,746	$10,926
Interest rate cap designated as cash flows hedge	Other noncurrent assets	10,183	17,342
Total derivative assets		$19,929	$28,268
The gain and loss associated with the changes in the fair value of the effective portion of hedging instruments are recorded into other comprehensive (loss) income. The gain and loss associated with the changes in the fair value of the hedging instruments not designated are recognized in net income through interest expense. The following table presents the pre-tax (loss) gain from derivative instruments recognized in other comprehensive (loss) income in the Company’s consolidated statements of comprehensive income (in thousands):

	Year Ended December 31,
Derivative	2023	2022	2021
Interest rate cap designated as cash flows hedge	$(8,339)	$28,869	$(601)
Interest rate swap designated as cash flows hedge	—	—	11,172
Total	$(8,339)	$28,869	$10,571
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s consolidated statement of comprehensive income related to the Company’s derivative instruments (in thousands):

		Year Ended December 31,
Derivative	Income Statement Caption	2023	2022	2021
Interest rate cap designated as cash flows hedge	Interest expense	$10,974	$1,090	$(239)
Interest rate swap designated as cash flows hedge	Interest expense	—	—	(11,298)
Interest rate swap not designated as hedge	Interest expense	—	—	(2)
Total		$10,974	$1,090	$(11,539)
The Company expects to reclassify $2.8 million of total interest rate costs from accumulated other comprehensive income (loss) against interest expense during the next 12 months.

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
Money Market Funds: The fair value of the money market funds is derived from the closing price reported by the fund sponsor and classified as cash and cash equivalents on the Company’s consolidated balance sheets (Level 1 inputs).
There were no other assets or liabilities measured at fair value at December 31, 2023 or 2022.
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
The results of legal proceedings are often uncertain and difficult to predict, and the costs incurred in litigation can be substantial, regardless of the outcome. The Company does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company’s consolidated balance sheets.
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
Compensation expense from stock options is recognized on a straight-line basis over the requisite service period. During the years ended December 31, 2023, 2022 and 2021, the Company recognized compensation expense related to stock options of $6.5 million, $2.5 million and $1.9 million, respectively.
The weighted average grant-date fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $15.72, $12.51 and $17.79, respectively. The fair value of stock options granted was estimated on the date of grant using a Black-Scholes pricing model. The assumptions used to compute the fair value of options for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	51.43%	51.19%	51.92%
Risk-free interest rate	4.16%	3.91%	1.40%
Expected life of options	6.2 years	6.2 years	6.5 years
Dividend rate	—	—	—
A summary of stock option activity for the year ended December 31, 2023 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life
Balance at December 31, 2022	1,021,370	$21.63	$8,816
Granted	872,264	$28.87	$4,208
Exercised	(60,106)	$18.56	$827
Forfeited and expired	(87,256)	$28.13	$561
Balance at December 31, 2023	1,746,272	$25.08	$15,028	8.19 years
Exercisable at December 31, 2023	283,571	$17.07	$4,713	6.36 years
During the years ended December 31, 2023, 2022 and 2021, shares were surrendered to satisfy tax withholding obligations on the exercise of stock options with a cost basis of $0.3 million, $0.7 million and $0.1 million, respectively. No cash was received from stock option exercises under share-based payment arrangements for the years ended December 31, 2023, 2022 and 2021.

The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2023 expire on various dates ranging from May 2024 through July 2033. The following table outlines the outstanding and exercisable stock options as of December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0.00 - $8.24	9,901	$6.52	3.1 years	9,901	$6.52
$8.24 - $16.52	132,752	$12.44	5.4 years	108,767	$12.24
$16.52 - $24.76	460,969	$21.41	7.6 years	159,439	$20.59
$24.76 - $33.00	1,142,650	$28.19	8.8 years	5,464	$29.51
All options	1,746,272			283,571
As of December 31, 2023, there was $13.0 million of unrecognized compensation expense related to unvested option grants that is expected to be recognized over a weighted-average period of 1.2 years.
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
Compensation expense from restricted stock is recognized on a straight-line basis over the requisite service period. During the years ended December 31, 2023, 2022 and 2021, the Company recognized compensation expense related to restricted stock awards of $16.6 million, $10.2 million and $4.9 million, respectively.
The grant-date fair value of restricted stock is valued as the closing price of the Company’s common stock on the date of the grant.
A summary of restricted stock award activity for the year ended December 31, 2023 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	1,668,847	$22.45
Granted	945,589	$29.02
Vested and issued	(504,597)	$19.54
Forfeited and expired	(226,723)	$24.86
Balance at December 31, 2023	1,883,116	$26.28
During the years ended December 31, 2023 and 2022, shares were surrendered to satisfy tax withholding obligations on the vesting of restricted stock awards with a cost basis of $4.4 million and $1.4 million, respectively. During the year ended December 31, 2021, shares were surrendered to satisfy tax withholding obligations on the vesting of restricted stock awards with an immaterial cost basis.
As of December 31, 2023, there was $31.4 million in unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.2 years. The total fair value of restricted stock awards vested during the years ended December 31, 2023, 2022 and 2021 was $9.9 million, $3.7 million and $1.2 million, respectively.

Performance Stock Units — Performance-based stock units are generally earned based on the attainment of specified goals achieved over a designated performance period. During the years ended December 31, 2023, 2022 and 2021, the Company’s Compensation Committee approved awards of performance-based stock units to certain senior executives of the Company with grant dates in 2023, 2022 and 2021, respectively. The performance-based stock units approved during 2023 (“2023 PSU”), 2022 (“2022 PSU”) and 2021 (“2021 PSU”) each offer a three-year-cliff vesting schedule. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. The 2023 PSU, 2022 PSU and 2021 PSU awards may be earned upon the completion of the two-year-average performance periods ending December 31, 2024, 2023 and 2022, respectively.
Whether units are earned at the end of the performance period will be determined based on the achievement of certain performance objectives over the performance period. The performance objectives include achieving a target growth for adjusted EBITDA and revenue combined in addition to a target growth for cash flows from operations over the performance period. Depending on the results achieved during the performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the Target Shares granted. Each period begins with 100% of the Target Shares and true-up or true-down adjustments are considered every quarter-end based on the forecasted performance period results.
The fair value of the Target Shares and performance stock unit awards are based on the fair value of the underlying shares as of market close on the grant date. Compensation expense for performance unit stock awards is recognized on a straight-line basis over the requisite service period. During the year ended December 31, 2023, the Company recognized compensation expense related to the 2023 PSU, 2022 PSU and 2021 PSU awards of $2.2 million, $2.9 million and $2.4 million, respectively. During the year ended December 31, 2022, the Company recognized compensation expense related to the 2022 PSU and 2021 PSU awards of $2.4 million and $1.7 million, respectively. During the year ended December 31, 2021, the Company recognized compensation expense related to the 2021 PSU awards of $2.7 million. As of December 31, 2023, there were $5.5 million, $3.3 million and $0.3 million in unrecognized compensation expense related to unvested 2023 PSU, 2022 PSU and 2021 PSU awards, respectively, that are expected to be recognized over the period of 2.2 years, 1.2 years and 0.2 years, respectively.

16. STOCKHOLDERS’ EQUITY
During the years ended December 31, 2023 and 2022, HC I completed secondary offerings of 23,771,926 and 11,000,000 shares of common stock, respectively. As of December 31, 2023, HC I no longer holds shares of the Company’s common stock.
2017 Warrants — Prior to the Merger, BioScrip issued warrants to certain debt holders pursuant to a Warrant Purchase Agreement dated as of June 29, 2017. In conjunction with the Merger, the 2017 Warrants were amended to entitle the purchasers of the warrants to purchase 2.1 million shares of common stock. The 2017 Warrants have a 10-year term and an exercise price of $8.00 per share and may be exercised by payment of the exercise price in cash or surrender of shares of common stock into which the 2017 Warrants are being converted in an aggregate amount sufficient to pay the exercise price. The 2017 Warrants are classified as equity instruments, and the fair value of these warrants of $14.1 million was recorded in paid-in capital as of the Merger Date. During the years ended December 31, 2023 and 2022, warrant holders exercised warrants to purchase 188,350 and 1,130,089 shares of common stock, respectively. No proceeds were received from these exercises as the warrant holders elected to surrender shares to pay the exercise price. At December 31, 2023 and 2022, the remaining warrant holders are entitled to purchase 51,838 and 240,188 shares of common stock, respectively.
2015 Warrants — Prior to the Merger, BioScrip issued warrants pursuant to a Common Stock Warrant Agreement dated as of March 9, 2015 which entitle the holders to purchase 0.9 million shares of common stock. The 2015 Warrants have a 10-year term and have exercise prices in a range of $20.68 per share to $25.80 per share. The 2015 Warrants were assumed by the Company in conjunction with the Merger and are classified as equity instruments, and the fair value of these warrants of $4.6 million was recorded in paid in capital as of the Merger Date. During the year ended December 31, 2023, warrant holders exercised an immaterial number of warrants to purchase shares of common stock. During the year ended December 31, 2022, warrant holders exercised warrants to purchase 900,272 shares of common stock. During the year ended December 31, 2023, no cash proceeds were received from warrant exercises. During the year ended December 31, 2022, $20.9 million of cash was received as proceeds from warrant exercises. At December 31, 2023 and 2022, the remaining warrant holders are entitled to purchase 13,888 and 15,231 shares of common stock, respectively.
Share Repurchase Program — On February 20, 2023, the Company’s Board of Directors approved a share repurchase program of up to an aggregate $250.0 million of common stock of the Company. On December 6, 2023, the Company’s Board of Directors approved an increase to its share repurchase program authorization from $250.0 million to $500 million. Under the share repurchase program, repurchases may occur in any number of methods depending on timing, market conditions, regulatory requirements, and other corporate considerations. The share repurchase program has no specified expiration date.
During the year ended December 31, 2023, the Company purchased 7,946,301 shares of common stock for an average share price of $31.46, totaling $250.0 million. All repurchased shares became treasury stock. As of December 31, 2023, the Company is authorized to repurchase up to a remaining $250.0 million of common stock of the Company.
Treasury Stock — As of December 31, 2023 and 2022, the Company held 8,330,022 and 383,722 shares of treasury stock, respectively.
Preferred Stock — The Company had no preferred stock outstanding as of December 31, 2023 or 2022.
17. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $5.3 million, $4.1 million and $3.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Management fees are recorded in net revenues in the accompanying consolidated statements of comprehensive income.
The Company had amounts due to its joint ventures of $0.5 million and due from its joint ventures of $0.1 million as of December 31, 2023. The Company had amounts due to its joint ventures of $1.5 million as of December 31, 2022. These receivables were included in prepaid expenses and other current assets in the accompanying balance sheets and these payables were included in accrued expenses and other current liabilities in the accompanying balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories purchased by the Company on behalf of the joint ventures.
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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting. Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), management concluded that the internal control over financial reporting was effective as of December 31, 2023. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears elsewhere in this Annual Report.
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
Changes in Internal Control Over Financial Reporting
There has been no change during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Option Care Health, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Option Care Health, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chicago, Illinois
February 22, 2024

Item 9B.    Other Information
The Company previously announced the adoption of the Option Care Health, Inc. Executive Severance Plan (the “Severance Plan”), which provides severance benefits to certain key management personnel of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer. As a result of their participation in the Severance Plan, our Chief Executive Officer and Chief Financial Officer entered into letter agreements on February 21, 2024 with the Company agreeing that they would no longer be eligible for the severance benefits in their employment agreements.
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
No director or officer of the Company has adopted, modified or terminated a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2023.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at https://investors.optioncarehealth.com/corporate-governance/governance-resources. We intend to disclose future amendments to certain provisions of the Code of Business Conduct, and waivers of the Code of Business Conduct granted to executive officers and directors, on our website.
The other information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders.

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

2.2
Agreement and Plan of Merger, dated May 3, 2023, by and among Option Care Health, Unitah Merger Sub, Inc., and Amedisys, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 3, 2023).

2.3
Mutual Termination Agreement, dated as of June 26, 2023, by and among Option Care Health, Inc., Uintah Merger Sub, Inc., and Amedisys, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 26, 2023).

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

3.3
Fourth Amended and Restated By-Laws of Option Care Health, Inc., effective as of December 6, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 11, 2023).

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

10.2†	Option Care Health, Inc. Executive Severance Plan, effective as of May 11, 2020 (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K filed on February 23, 2023).
10.3
First Amendment to ABL Credit Agreement, dated as of October 5, 2020, among Option Care Health, Inc. (f/k/a BioScrip, Inc.), each Guarantor party hereto, each lender party hereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 6, 2020).

10.4
Second Amendment to ABL Credit Agreement, dated as of January 21, 2021, by and among Option Care Health, Inc., the guarantors party thereto, Bank of America, N.A. and the financial institutions party thereto (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on January 22, 2021).

10.5†	Option Care Health, Inc. 2018 Equity Incentive Plan updated as of May 19, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q/A filed on August 3, 2021).
10.6
Indenture, dated as of October 27, 2021, by and between Option Care Health, Inc., each of the Guarantors (as defined therein) listed on the signature pages thereto and Ankura Trust Company, LLC as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 29, 2021).

10.7	Form of 4.375% Senior Notes due 2029 (included in Exhibit 10.14 and incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on October 29, 2021).
10.8
Second Amendment and Amendment and Restatement Agreement to First Lien Credit Agreement, dated as of October 27, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 29, 2021).

10.9	Third Amendment to ABL Credit Agreement, dated as of October 27, 2021 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on October 29, 2021).
10.10
Fourth Amendment to ABL Credit Agreement, dated as of January 13, 2023, among Option Care Health, Inc. (f/k/a BioScrip, Inc.), a Delaware corporation, each guarantor party thereto, each lender party thereto and Bank of America, N.A., as administrative agent.

10.11
Second Amendment to Amended and Restated First Lien Credit Agreement, dated as of December 7, 2023, among Option Care Health, Inc. (f/k/a BioScrip, Inc.), a Delaware corporation, each other Loan Party (as defined therein) party thereto, each Incremental Revolving Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2023)

10.12†	Option Care Health, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 11, 2023)
10.13
Share Repurchase Agreement, dated as of February 28, 2023, by and between Option Care Health, Inc. and HC Group Holdings I, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 3, 2023).

10.14†	Option Care Health, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 11, 2023)
10.15†
Transition and Separation Agreement and Release, dated December 29, 2023, between Richard Denness and Option Care Enterprises, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2023).

10.16†	Form of Letter Agreement with John C. Rademacher and Michael Shapiro Terminating Severance Provisions of Employment Agreements (filed herewith).
21.1	List of subsidiaries of Option Care Health, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97	Required Executive Compensation Recovery Policy, dated as of September 7, 2023, filed herewithin.
101
The following financial information from the Company’s Form 10-K for the fiscal year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2023, 2022 and 2021, (ii) Consolidated Balance Sheets as of December 31, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2023, 2022 and 2021, and (v) Notes to Consolidated Financial Statements.

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
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2024.

OPTION CARE HEALTH, INC.

/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title(s)	Date
/s/ John C. Rademacher John C. Rademacher	Chief Executive Officer, President and Director (Principal Executive Officer)	February 22, 2024

/s/ Michael Shapiro Michael Shapiro	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	February 22, 2024

/s/ Harry M. Jansen Kraemer, Jr. Harry M. Jansen Kraemer, Jr.	Non-Executive Chairman of the Board	February 22, 2024

/s/ John J. Arlotta John J. Arlotta	Director	February 22, 2024

/s/ Elizabeth Q. Betten Elizabeth Q. Betten	Director	February 22, 2024

/s/ Elizabeth D. Bierbower Elizabeth D. Bierbower	Director	February 22, 2024

/s/ Barbara W. Bodem Barbara W. Bodem	Director	February 22, 2024

/s/ Natasha Deckmann Natasha Deckmann	Director	February 22, 2024

/s/ David W. Golding David W. Golding	Director	February 22, 2024

/s/ R. Carter Pate R. Carter Pate	Director	February 22, 2024

/s/ Timothy P. Sullivan Timothy P. Sullivan	Director	February 22, 2024

/s/ Norman L. Wright Norman L. Wright	Director	February 22, 2024