Form 10-Q
period 2024-03-31
Option Care Health, Inc.
filed 2024-04-23
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

On April 19, 2024, there were 173,816,267 shares of the registrant’s Common Stock outstanding.

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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. If any of these risks materialize, or if any of our assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”). Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Form 10-Q. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date hereof. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$219,513	$343,849
Accounts receivable, net	573,650	377,658
Inventories	241,948	274,004
Prepaid expenses and other current assets	94,603	98,744
Total current assets	1,129,714	1,094,255

NONCURRENT ASSETS:
Property and equipment, net	120,969	120,630
Operating lease right-of-use asset	87,789	84,159
Intangible assets, net	19,317	20,092
Referral sources, net	307,482	315,304
Goodwill	1,540,246	1,540,246
Other noncurrent assets	44,045	42,349
Total noncurrent assets	2,119,848	2,122,780
TOTAL ASSETS	$3,249,562	$3,217,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$485,736	$426,513
Accrued compensation and employee benefits	42,624	92,508
Accrued expenses and other current liabilities	83,383	75,010
Current portion of operating lease liability	19,209	18,278
Current portion of long-term debt	6,000	6,000
Total current liabilities	636,952	618,309

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,056,282	1,056,650
Operating lease liability, net of current portion	89,207	85,484
Deferred income taxes	37,884	34,920
Other noncurrent liabilities	89	—
Total noncurrent liabilities	1,183,462	1,177,054
Total liabilities	1,820,414	1,795,363

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 183,397,817 shares issued and 173,816,056 shares outstanding as of March 31, 2024; 182,905,559 shares issued and 174,575,537 shares outstanding as of December 31, 2023	18	18
Treasury stock; 9,581,761 and 8,330,022 shares outstanding, at cost, as of March 31, 2024 and December 31, 2023, respectively	(295,396)	(255,107)
Paid-in capital	1,205,693	1,204,270
Retained earnings	502,304	457,513
Accumulated other comprehensive income	16,529	14,978
Total stockholders’ equity	1,429,148	1,421,672
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,249,562	$3,217,035
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2024	2023
NET REVENUE	$1,146,052	$1,015,848
COST OF REVENUE	907,552	786,843
GROSS PROFIT	238,500	229,005

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	154,742	147,866
Depreciation and amortization expense	14,728	14,514
Total operating expenses	169,470	162,380
OPERATING INCOME	69,030	66,625

OTHER INCOME (EXPENSE):
Interest expense, net	(13,202)	(13,834)
Equity in earnings of joint ventures	1,125	1,437
Other, net	2	1
Total other expense	(12,075)	(12,396)

INCOME BEFORE INCOME TAXES	56,955	54,229
INCOME TAX EXPENSE	12,164	15,021
NET INCOME	$44,791	$39,208

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain (loss) on cash flow hedges, net of income tax (expense) benefit of $(454) and $1,152, respectively	$1,551	$(3,443)
OTHER COMPREHENSIVE INCOME (LOSS)	1,551	(3,443)
NET COMPREHENSIVE INCOME	$46,342	$35,765

EARNINGS PER COMMON SHARE:
Earnings per share, basic	$0.26	$0.22
Earnings per share, diluted	$0.26	$0.21

Weighted average common shares outstanding, basic	173,928	181,262
Weighted average common shares outstanding, diluted	175,624	182,735
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,791	$39,208
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization expense	15,305	15,225
Non-cash operating lease costs	7,663	5,540
Deferred income taxes - net	2,964	8,626
Amortization of deferred financing costs	1,132	1,083
Equity in earnings of joint ventures	(1,125)	(1,437)
Stock-based incentive compensation expense	9,605	5,988
Capital distribution from equity method investments	750	2,500
Other adjustments	108	198
Changes in operating assets and liabilities:
Accounts receivable, net	(195,992)	(17,812)
Inventories	32,056	(25,362)
Prepaid expenses and other current assets	4,878	9,977
Accounts payable	59,223	70,127
Accrued compensation and employee benefits	(49,884)	(28,356)
Accrued expenses and other current liabilities	6,811	14,831
Operating lease liabilities	(6,651)	(5,271)
Other noncurrent assets and liabilities	(418)	(5,313)
Net cash (used in) provided by operating activities	(68,784)	89,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,820)	(5,760)
Net cash used in investing activities	(5,820)	(5,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options, vesting of restricted stock, and related tax withholdings	(8,182)	(1,902)
Repayments of debt principal	(1,500)	(1,500)
Purchase of company stock	(40,050)	(75,000)
Other financing activities	—	(2,000)
Net cash used in financing activities	(49,732)	(80,402)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(124,336)	3,590
Cash and cash equivalents - beginning of the period	343,849	294,186
CASH AND CASH EQUIVALENTS - END OF PERIOD	$219,513	$297,776

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,173	$11,161
Cash paid for income taxes	$2	$—
Cash paid for operating leases	$7,085	$6,527
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - December 31, 2022	$—	$18	$(2,403)	$1,176,906	$190,423	$21,159	$1,386,103
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(1,902)	—	—	(1,902)
Stock-based incentive compensation	—	—	—	5,988	—	—	5,988
Purchase of company stock	—	—	(75,735)	—	—	—	(75,735)
Net income	—	—	—	—	39,208	—	39,208
Other comprehensive loss	—	—	—	—	—	(3,443)	(3,443)
Balance - March 31, 2023	$—	$18	$(78,138)	$1,180,992	$229,631	$17,716	$1,350,219

Balance - December 31, 2023	$—	$18	$(255,107)	$1,204,270	$457,513	$14,978	$1,421,672
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(8,182)	—	—	(8,182)
Stock-based incentive compensation	—	—	—	9,605	—	—	9,605
Purchase of company stock, and related tax effects	—	—	(40,289)	—	—	—	(40,289)
Net income	—	—	—	—	44,791	—	44,791
Other comprehensive income	—	—	—	—	—	1,551	1,551
Balance - March 31, 2024	$—	$18	$(295,396)	$1,205,693	$502,304	$16,529	$1,429,148
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND PRESENTATION OF FINANCIAL STATEMENTS
Corporate Organization and Business — Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 93 full service pharmacies and 84 stand-alone ambulatory infusion suites. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services. The Company’s stock is listed on the Nasdaq Global Select Market as of March 31, 2024.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States and contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for interim financial reporting. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year. These unaudited condensed consolidated financial statements do not include all of the information and notes to the financial statements required by GAAP for complete financial statements and should be read in conjunction with the 2023 audited consolidated financial statements, including the notes thereto, as presented in our Form 10-K.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2024, cash equivalents consisted of money market funds.
Prepaid Expenses and Other Current Assets — Included in prepaid expenses and other current assets are rebates receivable from pharmaceutical and medical supply manufacturers of $49.1 million and $52.0 million as of March 31, 2024 and December 31, 2023, respectively.
Equity-Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the balance of the investments was $21.3 million and $20.9 million, respectively. The balance of these investments is increased to reflect the Company’s capital contributions and equity in earnings of the investees. The balance of these investments is decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company’s proportionate share of earnings was $1.1 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively. Distributions from the investees are treated as cash inflows from operating activities in the unaudited condensed consolidated statements of cash flows. During the three months ended March 31, 2024 and 2023, the Company received distributions from the investees of $0.8 million and $2.5 million, respectively. See Note 15, Related-Party Transactions, for discussion of related-party transactions with these investees.
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 14% for the three months ended March 31, 2024 and 2023. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three months ended March 31, 2024 and 2023, approximately 12% of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of March 31, 2024 and December 31, 2023, approximately 14% and 12%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
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
For the three months ended March 31, 2024 and 2023, approximately 66% and 72%, respectively, of the Company’s pharmaceutical and medical supply purchases were from four vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

3. REVENUE
The following table sets forth the net revenue earned by category of payer for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Commercial payers	$988,043	$873,911
Government payers	138,310	122,789
Patients	19,699	19,148
Net revenue	$1,146,052	$1,015,848
4. INCOME TAXES
During the three months ended March 31, 2024 and 2023, the Company recorded tax expense of $12.2 million and $15.0 million, respectively, which represents an effective tax rate of 21.4% and 27.7%, respectively. The variance in the Company’s effective tax rate of 21.4% for the three months ended March 31, 2024, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance. During the three months ended March 31, 2024, the Company released $2.2 million of state valuation allowance. The variance in the Company’s effective tax rate of 27.7% for the three months ended March 31, 2023, compared to the federal statutory rate of 21%, is primarily attributable to difference between federal and state tax rates, as well as various non-deductible expenses.
The Company maintains a valuation allowance of $4.2 million against certain state net operating losses. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. In making this assessment, the Company considers the scheduled reversal of deferred tax liabilities, including the effect in available carryback and carryforward periods, projected taxable income, and tax-planning strategies. On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated.
The Company’s tax expense of $12.2 million and $15.0 million for the three months ended March 31, 2024 and March 31, 2023, respectively, consists of quarterly federal and state tax liabilities as well as recognized deferred federal and state tax expense.
The Company has accumulated federal net operating loss carryovers that are subject to one or more Internal Revenue Code (“Code”) Section 382 limitations. This may limit the Company’s ability to utilize its federal net operating losses.

5. EARNINGS PER SHARE
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
The earnings are used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the three months ended March 31, 2024 and 2023 includes the effect of shares that would be issued in connection with warrants, stock options, restricted stock awards and performance stock unit awards, as these common stock equivalents are dilutive to the earnings per share recorded in those periods.
The following table presents the Company’s common stock equivalents that were excluded from the calculation of earnings per share as they would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock option awards	880,815	871,491
Restricted stock awards	279,144	342,894
Performance stock unit awards	149,561	90,159
The following table presents the Company’s basic earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$44,791	$39,208
Denominator:
Weighted average number of common shares outstanding	173,928	181,262
Earnings per common share:
Earnings per common share, basic	$0.26	$0.22
The following table presents the Company’s diluted earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$44,791	$39,208
Denominator:
Weighted average number of common shares outstanding	173,928	181,262
Effect of dilutive securities	1,696	1,473
Weighted average number of common shares outstanding, diluted	175,624	182,735
Earnings per common share:
Earnings per common share, diluted	$0.26	$0.21

6. LEASES
During the three months ended March 31, 2024 and 2023, the Company incurred operating lease expenses of $7.9 million and $7.0 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. As of March 31, 2024, the weighted-average remaining lease term was 7.0 years and the weighted-average discount rate was 6.36%.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2024	$19,522
2025	25,120
2026	22,276
2027	18,617
2028	12,198
Thereafter	42,303
Total lease payments	140,036
Less: interest	(31,620)
Present value of lease liabilities	$108,416
During the three months ended March 31, 2024, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flow of $11.3 million related to increases in the operating lease right-of-use assets and operating lease liabilities. As of March 31, 2024, the Company did not have any significant operating or financing leases that had not yet commenced.

7. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Infusion pumps	$36,484	$36,943
Equipment, furniture and other	24,685	23,593
Leasehold improvements	100,109	99,725
Computer software, purchased and internally developed	50,982	50,572
Assets under development	33,159	33,668
	245,419	244,501
Less: accumulated depreciation	(124,450)	(123,871)
Property and equipment, net	$120,969	$120,630
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income, depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Depreciation expense in cost of revenue	$576	$711
Depreciation expense in operating expenses	6,120	6,012
Total depreciation expense	$6,696	$6,723

8. GOODWILL AND OTHER INTANGIBLE ASSETS
There was no change in the carrying amount of goodwill for the three months ended March 31, 2024.
The carrying amount and accumulated amortization of intangible assets consist of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Gross intangible assets:
Referral sources	$514,388	$514,388
Trademarks/names	39,136	39,136
Other amortizable intangible assets	985	995
Total gross intangible assets	554,509	554,519

Accumulated amortization:
Referral sources	(206,906)	(199,084)
Trademarks/names	(20,423)	(19,698)
Other amortizable intangible assets	(381)	(341)
Total accumulated amortization	(227,710)	(219,123)
Total intangible assets, net	$326,799	$335,396
Amortization expense for intangible assets was $8.6 million and $8.5 million for the three months ended March 31, 2024 and 2023, respectively.

9. INDEBTEDNESS
Long-term debt consisted of the following as of March 31, 2024 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	586,500	(6,636)	(9,209)	570,655
Senior Notes	500,000	—	(8,373)	491,627
	$1,086,500	$(6,636)	$(17,582)	1,062,282
Less: current portion				(6,000)
Total long-term debt				$1,056,282
Long-term debt consisted of the following as of December 31, 2023 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	588,000	(6,974)	(9,678)	571,348
Senior Notes	500,000	—	(8,698)	491,302
	$1,088,000	$(6,974)	$(18,376)	1,062,650
Less: current portion				(6,000)
Total long-term debt				$1,056,650
The interest rate on the First Lien Term Loan was 8.19% and 8.21% as of March 31, 2024 and December 31, 2023, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 8.20% and 7.28% for the three months ended March 31, 2024 and 2023, respectively. The interest rate on the Senior Notes was 4.375% as of March 31, 2024 and December 31, 2023. The weighted average interest rate incurred on the Senior Notes was 4.375% for the three months ended March 31, 2024 and 2023.
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2024	$4,500
2025	6,000
2026	6,000
2027	6,000
2028	564,000
Thereafter	500,000
Total	$1,086,500
During the three months ended March 31, 2024 and 2023, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 10, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of March 31, 2024 (in thousands):

Financial Instrument	Carrying Value as of March 31, 2024	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$570,655	$—	$588,729	$—
Senior Notes	491,627	—	456,250	—
Total debt instruments	$1,062,282	$—	$1,044,979	$—
See Note 11, Fair Value Measurements, for further discussion.
On December 7, 2023, the Company entered into the second amendment to the amended and restated First Lien Credit Agreement dated as of October 27, 2021 (“First Lien Credit Agreement Amendment”). The First Lien Credit Agreement Amendment, among other things, provides for revolving credit commitments by the applicable Revolving Credit Lenders in an aggregate amount of $400.0 million (the “Revolver Facility”), pursuant to which such lenders have agreed to make Revolving Credit Loans to the Company. As of March 31, 2024, the Company had $5.3 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $394.7 million.

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
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair Value - Derivatives in Asset Position
Derivative	Balance Sheet Caption	March 31, 2024	December 31, 2023
Interest rate cap designated as cash flow hedge	Prepaid expenses and other current assets	$10,421	$9,746
Interest rate cap designated as cash flow hedge	Other noncurrent assets	11,513	10,183
Total derivative assets		$21,934	$19,929
The gain (loss) associated with the change in the fair value of the effective portion of the hedging instrument is recorded in other comprehensive income (loss). The following table presents the pre-tax gain (loss) from derivative instruments recognized in other comprehensive income (loss) in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
Derivative	2024	2023
Interest rate cap designated as cash flow hedge	$2,005	$(4,595)
The following table presents the amount and location of pre-tax income recognized in the Company’s unaudited condensed consolidated statements of comprehensive income related to the Company’s derivative instruments (in thousands):

		Three Months Ended March 31,
Derivative	Income Statement Caption	2024	2023
Interest rate cap designated as cash flow hedge	Interest expense, net	$2,980	$2,352

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
Interest Rate Cap: The fair value of the interest rate cap is derived from the interest rates prevalent in the market and future expectations of those interest rates (Level 2 inputs). The Company determines the fair value of the investments based on quoted prices from third-party brokers. See Note 10, Derivative Instruments, for further discussion of the fair value of the interest rate cap.
Money Market Funds: The fair value of the money market funds is derived from the closing price reported by the fund sponsor and classified as cash and cash equivalents on the Company’s condensed consolidated balance sheets (Level 1 inputs).
There were no other material assets or liabilities measured at fair value at March 31, 2024 and December 31, 2023.
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

13. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by the BioScrip, Inc. (“BioScrip”) stockholders on May 3, 2018 and amended and restated on May 19, 2021, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors, resulting in a total of 9,101,734 shares of common stock authorized for issuance. The 2018 Plan is administered by the Company’s Compensation Committee, a standing committee of the Company’s Board of Directors. The Company had stock options, restricted stock units and performance stock units outstanding related to the 2018 Plan as of March 31, 2024 and 2023. During the three months ended March 31, 2024 and 2023, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $9.6 million and $6.0 million, respectively.
14. STOCKHOLDERS’ EQUITY
2017 Warrants — During the three months ended March 31, 2024 and 2023, warrant holders did not elect to exercise any warrants to purchase shares of common stock. As of March 31, 2024 and December 31, 2023, the remaining warrant holders are entitled to purchase 51,838 shares of common stock.
2015 Warrants — During the three months ended March 31, 2024 and 2023, warrant holders exercised an immaterial number of warrants to purchase shares of common stock. As of March 31, 2024 and December 31, 2023, the remaining warrant holders are entitled to purchase 13,365 and 13,888 shares of common stock, respectively.
Share Repurchase Program — The Company’s Board of Directors approved a share repurchase program of up to an aggregate $500.0 million of common stock of the Company. Under the share repurchase program, repurchases may occur in any number of methods depending on timing, market conditions, regulatory requirements, and other corporate considerations. The share repurchase program has no specified expiration date.
During the three months ended March 31, 2024 and 2023, the Company purchased 1,251,739 and 2,475,166 shares of common stock for an average share price of $31.96 and $30.30, totaling $40.0 million and $75.0 million, respectively. All repurchased shares became treasury stock. As of March 31, 2024, the Company is authorized to repurchase up to a remaining $210.0 million of common stock of the Company.
15. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $1.5 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income. During the three months ended March 31, 2024 and 2023, the Company received distributions from the investees of $0.8 million and $2.5 million, respectively.
The Company had amounts due from its joint ventures of $1.0 million as of March 31, 2024. The Company had amounts due to its joint ventures of $0.5 million and due from its joint ventures of $0.1 million as of December 31, 2023. Receivables were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to "Option Care Health," the “Company,” “we,” “us” and “our” refer to Option Care Health, Inc. and its consolidated subsidiaries. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial condition. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Form 10-Q”). Certain statements in this Item 2 of Part I of this Form 10-Q, and in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Form 10-K”), may cause our actual results, financial position, and cash and cash equivalents generated from operations to differ materially from these forward-looking statements.
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 177 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, and dietitians work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, bleeding disorder therapies, immunoglobulin therapy, and other therapies for chronic and acute conditions.
Update on the Impact of the Change Healthcare Cybersecurity Incident
As previously disclosed, Change Healthcare, a subsidiary of UnitedHealth Group, experienced an incident on February 21, 2024, in which a cybersecurity threat actor gained access to some of its information technology systems (“Change Healthcare Cybersecurity Incident”). Since the time of the system disruption, Option Care Health has worked continuously to find alternative processes to help maintain patient care and overall operations.
As of March 31, 2024, the Company has not identified any compromise or unauthorized access of its systems or networks due to this third party incident. As of the end of the first quarter of 2024, the Company reconnected to certain applications maintained by Change Healthcare and resumed claims submission to several payers and utilized alternative platforms for the majority of its claims. The Company continues to work through accumulated unprocessed claims and to establish full recovery with Change Healthcare’s applications.
During the first quarter of 2024, the Company did not experience a material financial impact from the Change Healthcare Cybersecurity Incident on the financial results as reported. The impact to the first quarter financial results was primarily related to cash flows from operations, which are expected to be recognized later in 2024, additional labor costs to support continued operations, and higher net interest expense due to lower-than-expected interest-bearing cash balances. The Company continues to maintain strong liquidity and, having resumed submission of claims to payers, has determined that the Change Healthcare Cybersecurity Incident is not reasonably likely to materially impact the Company, including its business operations, financial condition or results of operations.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three months ended March 31, 2024 and 2023.
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
Other Income (Expense)
Interest Expense, Net. Interest expense consists principally of interest payments on the Company’s outstanding borrowings under the First Lien Term Loan, Revolver Facility, Senior Notes, amortization of discount and deferred financing fees, payments associated with the interest rate cap, and interest income earned on cash and cash equivalents. Refer to the “Liquidity and Capital Resources” section below for further discussion of these outstanding borrowings.
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
Change in Unrealized Gain (Loss) on Cash Flow Hedge, Net of Income Tax (Expense) Benefit. Change in unrealized gain (loss) on cash flow hedge, net of income tax (expense) benefit, consists of the gain (loss) associated with the changes in the fair value of derivatives designated as hedging instruments related to the interest rate cap hedge, net of income taxes.

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three months ended March 31, 2024 and 2023 (in thousands, except for percentages):

	Three Months Ended March 31,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$1,146,052	100.0%	$1,015,848	100.0%
COST OF REVENUE	907,552	79.2%	786,843	77.5%
GROSS PROFIT	238,500	20.8%	229,005	22.5%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	154,742	13.5%	147,866	14.6%
Depreciation and amortization expense	14,728	1.3%	14,514	1.4%
Total operating expenses	169,470	14.8%	162,380	16.0%
OPERATING INCOME	69,030	6.0%	66,625	6.6%

OTHER INCOME (EXPENSE):
Interest expense, net	(13,202)	(1.2)%	(13,834)	(1.4)%
Equity in earnings of joint ventures	1,125	0.1%	1,437	0.1%
Other, net	2	—%	1	—%
Total other expense	(12,075)	(1.1)%	(12,396)	(1.2)%

INCOME BEFORE INCOME TAXES	56,955	5.0%	54,229	5.3%
INCOME TAX EXPENSE	12,164	1.1%	15,021	1.5%
NET INCOME	$44,791	3.9%	$39,208	3.9%

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain (loss) on cash flow hedges, net of income tax (expense) benefit of ($454) and $1,152, respectively	1,551	0.1%	(3,443)	(0.3)%
OTHER COMPREHENSIVE INCOME (LOSS)	1,551	0.1%	(3,443)	(0.3)%
NET COMPREHENSIVE INCOME	$46,342	4.0%	$35,765	3.5%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023.
Gross Profit

	Three Months Ended March 31,
	2024	2023	Variance

	(in thousands, except for percentages)
Net revenue	$1,146,052	$1,015,848	$130,204	12.8%
Cost of revenue	907,552	786,843	120,709	15.3%
Gross profit	$238,500	$229,005	$9,495	4.1%
Gross profit margin	20.8%	22.5%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had single-digit growth relative to the prior year while chronic revenue grew in the mid-teens. The increase in cost of revenue was primarily driven by the growth in revenue, therapy mix, and acute drug supply chain disruption, as well as the comparable impact of certain temporary favorable therapy pricing dynamics in the prior year. The decrease in gross profit margin was primarily due to the same comparable impact of certain temporary favorable pricing dynamics in the prior year that did not continue into 2024.
Operating Expenses

	Three Months Ended March 31,
	2024	2023	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$154,742	$147,866	$6,876	4.7%
Depreciation and amortization expense	14,728	14,514	214	1.5%
Total operating expenses	$169,470	$162,380	$7,090	4.4%
The increase in selling, general and administrative expenses during the three months ended March 31, 2024 is primarily due to an increase in salaries, benefits, and equity compensation; however, these expenses have declined as a percentage of revenue to 13.5% for the three months ended March 31, 2024 compared to 14.6% for the three months ended March 31, 2023, due to the Company’s focus on leveraging existing infrastructure to control spending.
Other Income (Expense)

	Three Months Ended March 31,
	2024	2023	Variance

	(in thousands, except for percentages)
Interest expense, net	$(13,202)	$(13,834)	$632	(4.6)%
Equity in earnings of joint ventures	1,125	1,437	(312)	(21.7)%
Other, net	2	1	1	100.0%
Total other expense	$(12,075)	$(12,396)	$321	(2.6)%
The decrease in interest expense, net during the three months ended March 31, 2024 was primarily attributable to additional interest income generated from our cash and cash equivalents, partially offset by an increase in the Company’s First Lien Term Loan variable interest rate, compared to three months ended March 31, 2023. See Note 9, Indebtedness, of the condensed consolidated financial statements for further information.

Income Tax Expense

	Three Months Ended March 31,
	2024	2023	Variance

	(in thousands, except for percentages)
Income tax expense	$12,164	$15,021	$(2,857)	(19.0)%
The Company recorded income tax expense of $12.2 million and $15.0 million for the three months ended March 31, 2024 and 2023, respectively, which represents an effective tax rate of 21.4% and 27.7%, respectively. The variance in the Company’s effective tax rate of 21.4% for the three months ended March 31, 2024, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance. The variance in the Company’s effective tax rate of 27.7% for the three months ended March 31, 2023, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates, as well as various non-deductible expenses.
Net Income and Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2024	2023	Variance

	(in thousands, except for percentages)
Net income	$44,791	$39,208	$5,583	14.2%
Other comprehensive income (loss), net of tax:
Changes in unrealized gain (loss) on cash flow hedges, net of income taxes	1,551	(3,443)	4,994	145.0%
Other comprehensive income (loss)	1,551	(3,443)	4,994	145.0%
Net comprehensive income	$46,342	$35,765	$10,577	29.6%
The change in net income was attributable to organic growth from additional revenue related to the factors described in the above sections.
For the three months ended March 31, 2024 and 2023, the change in unrealized gain on cash flow hedges, net of income taxes was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income increased to $46.3 million for the three months ended March 31, 2024, compared to net comprehensive income of $35.8 million for the three months ended March 31, 2023, primarily as a result of the changes in net income discussed above.

Liquidity and Capital Resources
For the three months ended March 31, 2024 and the twelve months ended December 31, 2023, the Company’s primary sources of liquidity were cash and cash equivalents of $219.5 million and $343.8 million, respectively. As of March 31, 2024 and December 31, 2023, the Company had $394.7 million of borrowings available under its credit facilities (net of $5.3 million undrawn letters of credit issued and outstanding). During the three months ended March 31, 2024, the Company’s cash flows from operations were impacted by the Change Healthcare Cybersecurity Incident. See the caption “Update on the Impact of the Change Healthcare Cybersecurity Incident” included in this Form 10-Q for further discussion. During the twelve months ended December 31, 2023, the Company’s cash flows from operations enabled investments in pharmacy, infusion suites, and information technology infrastructure to support growth and create additional capacity in the future, as well as to pursue acquisitions and share repurchases.
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
Our business strategy includes the deployment of capital to pursue acquisitions that complement our existing operations. We continue to evaluate acquisition opportunities and view acquisitions as a key part of our growth strategy. The Company historically has funded its acquisitions with cash and cash equivalents with the exception of the BioScrip merger. The Company may require additional capital in excess of current availability in order to complete future acquisitions. It is impossible to predict the amount of capital that may be required for acquisitions, and there is no assurance that sufficient financing for these activities will be available on acceptable terms.
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

Credit Facilities
The Company’s Revolver Facility provides for borrowings up to $400.0 million. The Revolver Facility matures on the date that is the earlier of (i) December 7, 2028 and (ii) the date that is 91 days prior to the stated maturity date applicable to any Term B Loans. Borrowings under the Revolver Facility will bear interest at a rate equal to, at the option of the Company, either (i) the Term Secured Overnight Financing Rate (“SOFR”) applicable thereto plus the Applicable Rate or (ii) the then-applicable Base Rate plus the Applicable Rate, which Applicable Rate shall be, subject to certain caveats thereto, as follows (i) until delivery of financial statements and related Compliance Certificate for the first full fiscal quarter ending after the effective date of the First Lien Credit Agreement Amendment, (A) for Term SOFR Loans, 1.75%, or (B) for Base Rate Loans, 0.75% and (ii) thereafter, the Applicable Rate for Term SOFR Loans and Base Rate Loans, based upon the Total Net Leverage Ratio as set forth in the most recent compliance certificate received by the Administrative Agent pursuant to the terms of the credit agreement. As of March 31, 2024, the Company had $5.3 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $394.7 million.
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
Interest payments over the course of long-term debt obligations total an estimated $341.8 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on current rates as of March 31, 2024. Actual payments are based on changes in SOFR and exclude the interest rate cap derivative instrument.

Cash Flows
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2024	2023	Variance

	(in thousands)
Net cash (used in) provided by operating activities	$(68,784)	$89,752	$(158,536)
Net cash used in investing activities	(5,820)	(5,760)	(60)
Net cash used in financing activities	(49,732)	(80,402)	30,670
Net (decrease) increase in cash and cash equivalents	(124,336)	3,590	(127,926)
Cash and cash equivalents - beginning of period	343,849	294,186	49,663
Cash and cash equivalents - end of period	$219,513	$297,776	$(78,263)
Cash Flows from Operating Activities
The use of cash in operating activities during the three months ended March 31, 2024, as compared to the cash provided by operating activities in the three months ended March 31, 2023, is primarily due to changes in accounts receivable as a result of the Change Healthcare Cybersecurity Incident, with lesser impacts from accrued compensation and employee benefits, accrued expenses and other current liabilities, which were partially offset by higher net income and higher inventory turnover.
Cash Flows from Investing Activities
The increase in cash used in investing activities during the three months ended March 31, 2024 is primarily related to an increase in capital expenditures as compared to the three months ended March 31, 2023.
Cash Flows from Financing Activities
The decrease in cash used in financing activities is primarily related to the Company’s $40.0 million repurchase of common stock during the three months ended March 31, 2024, whereas the three months ended March 31, 2023 activity primarily related to the Company’s $75.0 million repurchase of common stock.
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
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.     Legal Proceedings
 For a summary of legal proceedings, refer to Note 12, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q.
Item 1A.    Risk Factors
There have been no material changes to the risk factors affecting our business, financial condition or results of operations from those set forth in Part I, Item 1A. “Risk Factors” in our Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results, except for the updated risk factor below:
Delays in reimbursement may adversely affect our liquidity, cash flows and results of operations.
The reimbursement process for the services we provide is complex, resulting in delays between the time we bill for a service and receipt of payment that can be significant. Reimbursement and procedural issues often require us to resubmit claims multiple times and respond to multiple administrative requests before payment is remitted. The collection of accounts receivable is challenging and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. While management believes that our controls and processes are satisfactory, there can be no assurance that collections of accounts receivable will continue at historical rates. The risks associated with third-party payers and the inability to collect outstanding accounts receivable could have a material adverse effect on our liquidity, cash flows, and results of operations. For example, in the first quarter of 2024, Change Healthcare, a subsidiary of UnitedHealth Group, experienced a cybersecurity incident that disrupted its operations, causing us to disconnect from certain Change Healthcare applications until the end of the quarter, preventing us from processing claims for services and reducing our cash flows from operations in the first quarter of 2024, which are now expected to be recognized later in 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors approved a share repurchase program of up to an aggregate $500 million of common stock of the Company. This program has no specified expiration date.
The following table provides certain information with respect to the Company’s repurchases of common stock from January 1, 2024 through March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	756,893	$31.82	756,893	$225,913,205
February 1, 2024 - February 29, 2024	494,846	32.16	494,846	210,000,136
March 1, 2024 - March 31, 2024	—	—	—	210,000,136
	1,251,739	$31.96	1,251,739	$210,000,136
Item 5.    Other Information
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
No director or officer of the Company has adopted, modified or terminated a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024.

Item 6.     Exhibits
(a) Exhibits.

Exhibit Number	Description
10.1	Form of Option Care Health, Inc. Non-Qualified Stock Option Certificate (Executive) (filed herewith).
10.2	Form of Option Care Health, Inc. Restricted Stock Unit Certificate (Executive) (filed herewith).
10.3	Form of Option Care Health, Inc. Performance Stock Unit Certificate (Executive) (filed herewith).
10.4	Form of Option Care Health, Inc. Restricted Stock Unit Certificate (Directors) (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Formatted Cover Page
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTION CARE HEALTH, INC.

Date: April 23, 2024	/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Duly Authorized Officer)