Form 10-Q
period 2024-06-30
Option Care Health, Inc.
filed 2024-07-31
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

On July 29, 2024, there were 171,023,670 shares of the registrant’s Common Stock outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$376,872	$343,849
Accounts receivable, net	468,300	377,658
Inventories	281,421	274,004
Prepaid expenses and other current assets	100,820	98,744
Total current assets	1,227,413	1,094,255

NONCURRENT ASSETS:
Property and equipment, net	123,931	120,630
Operating lease right-of-use asset	92,714	84,159
Intangible assets, net	18,542	20,092
Referral sources, net	299,660	315,304
Goodwill	1,540,246	1,540,246
Other noncurrent assets	46,086	42,349
Total noncurrent assets	2,121,179	2,122,780
TOTAL ASSETS	$3,348,592	$3,217,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$535,688	$426,513
Accrued compensation and employee benefits	62,302	92,508
Accrued expenses and other current liabilities	68,959	75,010
Current portion of operating lease liability	21,946	18,278
Current portion of long-term debt	6,512	6,000
Total current liabilities	695,407	618,309

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,105,575	1,056,650
Operating lease liability, net of current portion	91,434	85,484
Deferred income taxes	44,558	34,920
Other noncurrent liabilities	187	—
Total noncurrent liabilities	1,241,754	1,177,054
Total liabilities	1,937,161	1,795,363

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 183,658,411 shares issued and 171,410,880 shares outstanding as of June 30, 2024; 182,905,559 shares issued and 174,575,537 shares outstanding as of December 31, 2023	18	18
Treasury stock; 12,247,531 and 8,330,022 shares outstanding, at cost, as of June 30, 2024 and December 31, 2023, respectively	(374,164)	(255,107)
Paid-in capital	1,214,600	1,204,270
Retained earnings	555,347	457,513
Accumulated other comprehensive income	15,630	14,978
Total stockholders’ equity	1,411,431	1,421,672
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,348,592	$3,217,035
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET REVENUE	$1,227,186	$1,069,072	$2,373,238	$2,084,920
COST OF REVENUE	977,821	818,243	1,885,373	1,605,086
GROSS PROFIT	249,365	250,829	487,865	479,834

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	153,783	153,564	308,525	301,430
Depreciation and amortization expense	14,907	14,898	29,635	29,412
Total operating expenses	168,690	168,462	338,160	330,842
OPERATING INCOME	80,675	82,367	149,705	148,992

OTHER INCOME (EXPENSE):
Interest expense, net	(12,603)	(13,196)	(25,805)	(27,030)
Equity in earnings of joint ventures	1,405	1,397	2,530	2,834
Other, net	2,564	84,935	2,566	84,936
Total other (expense) income	(8,634)	73,136	(20,709)	60,740

INCOME BEFORE INCOME TAXES	72,041	155,503	128,996	209,732
INCOME TAX EXPENSE	18,998	41,100	31,162	56,121
NET INCOME	$53,043	$114,403	$97,834	$153,611

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (expense) of $242, $(1,103), $(213) and $49, respectively	$(899)	$3,291	$652	$(152)
OTHER COMPREHENSIVE (LOSS) INCOME	(899)	3,291	652	(152)
NET COMPREHENSIVE INCOME	$52,144	$117,694	$98,486	$153,459

EARNINGS PER COMMON SHARE:
Earnings per share, basic	$0.31	$0.64	$0.56	$0.85
Earnings per share, diluted	$0.30	$0.63	$0.56	$0.84

Weighted average common shares outstanding, basic	172,927	179,807	173,428	180,531
Weighted average common shares outstanding, diluted	174,090	181,241	174,831	181,931
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,834	$153,611
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	30,802	30,801
Non-cash operating lease costs	12,503	9,334
Deferred income taxes - net	9,638	13,277
Loss on extinguishment of debt	377	—
Amortization of deferred financing costs	2,306	2,187
Equity in earnings of joint ventures	(2,530)	(2,834)
Stock-based incentive compensation expense	17,213	13,673
Capital distribution from equity method investments	750	2,500
Other adjustments	(1,383)	361
Changes in operating assets and liabilities:
Accounts receivable, net	(90,642)	(18,619)
Inventories	(7,417)	(38,643)
Prepaid expenses and other current assets	(1,745)	654
Accounts payable	107,558	88,896
Accrued compensation and employee benefits	(30,206)	(3,949)
Accrued expenses and other current liabilities	(6,986)	24,805
Operating lease liabilities	(11,459)	(7,754)
Other noncurrent assets and liabilities	258	(9,012)
Net cash provided by operating activities	126,871	259,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(15,597)	(13,554)
Business acquisitions, net of cash acquired	—	(12,855)
Net cash used in investing activities	(15,597)	(26,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock-based compensation tax withholdings	(8,183)	(2,149)
Repayments of debt principal	(3,128)	(3,000)
Proceeds from issuance of debt	49,959	—
Deferred financing costs	(77)	—
Purchase of company stock	(118,122)	(75,000)
Other financing activities	1,300	(5,750)
Net cash used in financing activities	(78,251)	(85,899)

NET INCREASE IN CASH AND CASH EQUIVALENTS	33,023	146,980
Cash and cash equivalents - beginning of the period	343,849	294,186
CASH AND CASH EQUIVALENTS - END OF PERIOD	$376,872	$441,166

Supplemental disclosure of cash flow information:
Cash paid for interest	$36,070	$33,991
Cash paid for income taxes	$32,471	$21,786
Cash paid for operating leases	$14,360	$13,231
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - December 31, 2022	$—	$18	$(2,403)	$1,176,906	$190,423	$21,159	$1,386,103
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(1,902)	—	—	(1,902)
Stock-based incentive compensation	—	—	—	5,988	—	—	5,988
Purchase of company stock	—	—	(75,735)	—	—	—	(75,735)
Net income	—	—	—	—	39,208	—	39,208
Other comprehensive loss	—	—	—	—	—	(3,443)	(3,443)
Balance - March 31, 2023	$—	$18	$(78,138)	$1,180,992	$229,631	$17,716	$1,350,219
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(247)	—	—	(247)
Stock-based incentive compensation	—	—	—	7,685	—	—	7,685
Purchase of company stock, and related tax effects	—	—	32	—	—	—	32
Net income	—	—	—	—	114,403	—	114,403
Other comprehensive income	—	—	—	—	—	3,291	3,291
Balance - June 30, 2023	$—	$18	$(78,106)	$1,188,430	$344,034	$21,007	$1,475,383

Balance - December 31, 2023	$—	$18	$(255,107)	$1,204,270	$457,513	$14,978	$1,421,672
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(8,182)	—	—	(8,182)
Stock-based incentive compensation	—	—	—	9,605	—	—	9,605
Purchase of company stock, and related tax effects	—	—	(40,289)	—	—	—	(40,289)
Net income	—	—	—	—	44,791	—	44,791
Other comprehensive income	—	—	—	—	—	1,551	1,551
Balance - March 31, 2024	$—	$18	$(295,396)	$1,205,693	$502,304	$16,529	$1,429,148
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	1,299	—	—	1,299
Stock-based incentive compensation	—	—	—	7,608	—	—	7,608
Purchase of company stock, and related tax effects	—	—	(78,768)	—	—	—	(78,768)
Net income	—	—	—	—	53,043	—	53,043
Other comprehensive loss	—	—	—	—	—	(899)	(899)
Balance - June 30, 2024	$—	$18	$(374,164)	$1,214,600	$555,347	$15,630	$1,411,431
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND PRESENTATION OF FINANCIAL STATEMENTS
Corporate Organization and Business — Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 93 full service pharmacies and 89 stand-alone ambulatory infusion suites. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services. The Company’s stock is listed on the Nasdaq Global Select Market as of June 30, 2024.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2024, cash equivalents consisted of money market funds.
Prepaid Expenses and Other Current Assets — Included in prepaid expenses and other current assets are rebates receivable from pharmaceutical and medical supply manufacturers of $41.6 million and $52.0 million as of June 30, 2024 and December 31, 2023, respectively.
Equity-Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the balance of the investments was $22.7 million and $20.9 million, respectively. The balance of these investments is increased to reflect the Company’s capital contributions and equity in earnings of the investees. The balance of these investments is decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company’s proportionate share of earnings was $1.4 million and $2.5 million for the three and six months ended June 30, 2024, respectively. The Company’s proportionate share of earnings was $1.4 million and $2.8 million for the three and six months ended June 30, 2023, respectively. Distributions from the investees are treated as cash inflows from operating activities in the unaudited condensed consolidated statements of cash flows. During the three months ended June 30, 2024, the Company did not receive any distributions from the investees. During the six months ended June 30, 2024, the Company received distributions from the investees of $0.8 million. During the three months ended June 30, 2023, the Company did not receive any distributions from the investees. During the six months ended June 30, 2023, the Company received distributions from the investees of $2.5 million. See Note 15, Related-Party Transactions, for discussion of related-party transactions with these investees.
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 14% for the three and six months ended June 30, 2024. Revenue related to the Company’s largest payer was approximately 14% for the three and six months ended June 30, 2023. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three and six months ended June 30, 2024, approximately 11% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. For the three and six months ended June 30, 2023, approximately 12% of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of June 30, 2024 and December 31, 2023, approximately 11% and 12%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
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
For the three and six months ended June 30, 2024, approximately 68% and 67%, respectively, of the Company’s pharmaceutical and medical supply purchases were from four vendors. For the three and six months ended June 30, 2023, approximately 74% and 73%, respectively, of the Company’s pharmaceutical and medical supply purchases were from four vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery, losses in revenue or decreased gross profit dollars, which could adversely affect the Company’s financial condition or operating results.

3. REVENUE
The following table sets forth the net revenue earned by category of payer for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercial payers	$1,064,510	$934,001	$2,052,552	$1,807,912
Government payers	138,831	123,737	277,141	246,526
Patients	23,845	11,334	43,545	30,482
Net revenue	$1,227,186	$1,069,072	$2,373,238	$2,084,920
4. INCOME TAXES
During the three and six months ended June 30, 2024, the Company recorded tax expense of $19.0 million and $31.2 million, respectively, which represents an effective tax rate of 26.4% and 24.2%, respectively. The variance in the Company’s effective tax rate of 26.4% and 24.2% for the three and six months ended June 30, 2024, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance. During the six months ended June 30, 2024, the Company released $2.2 million of state valuation allowance. On June 26, 2023, the Company entered into an agreement to terminate the merger agreement (the “Mutual Termination Agreement”) with Amedisys, Inc. (“Amedisys”). Under the terms of the Mutual Termination Agreement, the Company received a payment of $106.0 million in cash on behalf of Amedisys (“Termination Fee”). During the three and six months ended June 30, 2023, the Company recorded tax expense of $41.1 million and $56.1 million, respectively, which includes $22.1 million of tax expense related to the Termination Fee payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses. The tax expense for the three and six months ended June 30, 2023 represents an effective tax rate of 26.4% and 26.8%, respectively. The variance in the Company’s effective tax rate of 26.4% and 26.8% for the three and six months ended June 30, 2023, respectively, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates, as well as various non-deductible expenses.
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
The Company’s tax expense of $19.0 million and $31.2 million for the three and six months ended June 30, 2024, respectively, consists of quarterly federal and state tax liabilities as well as recognized deferred federal and state tax expense. The Company’s tax expense of $41.1 million and $56.1 million for the three and six months ended June 30, 2023, respectively, consists of quarterly federal and state tax liabilities as well as recognized deferred federal and state tax expense.
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
The earnings are used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the three and six months ended June 30, 2024 and 2023 includes the effect of shares that would be issued in connection with warrants, stock options, restricted stock awards and performance stock unit awards, as these common stock equivalents are dilutive to the earnings per share recorded in those periods.
The following table presents the Company’s common stock equivalents that were excluded from the calculation of earnings per share as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock option awards	850,489	1,345,914	866,612	1,111,271
Restricted stock awards	429,782	48,690	431,444	591,176
Performance stock unit awards	331,370	—	246,157	152,189
The following table presents the Company’s basic earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (1)	$53,043	$114,403	$97,834	$153,611
Denominator:
Weighted average number of common shares outstanding	172,927	179,807	173,428	180,531
Earnings per common share:
Earnings per common share, basic	$0.31	$0.64	$0.56	$0.85
(1) Net income for the three and six months ended June 30, 2023 includes $62.8 million related to the termination payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses and taxes.
The following table presents the Company’s diluted earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (1)	$53,043	$114,403	$97,834	$153,611
Denominator:
Weighted average number of common shares outstanding	172,927	179,807	173,428	180,531
Effect of dilutive securities	1,163	1,434	1,403	1,400
Weighted average number of common shares outstanding, diluted	174,090	181,241	174,831	181,931
Earnings per common share:
Earnings per common share, diluted	$0.30	$0.63	$0.56	$0.84
(1) Net income for the three and six months ended June 30, 2023 includes $62.8 million related to the termination payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses and taxes.

6. LEASES
During the three and six months ended June 30, 2024, the Company incurred operating lease expenses of $8.7 million and $16.6 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. During the three and six months ended June 30, 2023, the Company incurred operating lease expenses of $7.3 million and $14.5 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. As of June 30, 2024, the weighted-average remaining lease term was 6.6 years and the weighted-average discount rate was 6.45%.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2024	$14,818
2025	28,219
2026	25,403
2027	20,060
2028	13,007
Thereafter	43,365
Total lease payments	144,872
Less: interest	(31,492)
Present value of lease liabilities	$113,380
During the six months ended June 30, 2024, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flow of $21.1 million related to increases in the operating lease right-of-use assets and operating lease liabilities. During the six months ended June 30, 2023, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flow of $16.8 million related to increases in the operating lease right-of-use assets and operating lease liabilities. As of June 30, 2024, the Company did not have any significant operating or financing leases that had not yet commenced.

7. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Infusion pumps	$36,812	$36,943
Equipment, furniture and other	26,947	23,593
Leasehold improvements	103,559	99,725
Computer software, purchased and internally developed	51,813	50,572
Assets under development	35,943	33,668
	255,074	244,501
Less: accumulated depreciation	(131,143)	(123,871)
Property and equipment, net	$123,931	$120,630
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income, depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense in cost of revenue	$591	$680	$1,167	$1,390
Depreciation expense in operating expenses	6,302	6,288	12,422	12,300
Total depreciation expense	$6,893	$6,968	$13,589	$13,690
8. GOODWILL AND OTHER INTANGIBLE ASSETS
There was no change in the carrying amount of goodwill for the three and six months ended June 30, 2024.
The carrying amount and accumulated amortization of intangible assets consist of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Gross intangible assets:
Referral sources	$514,388	$514,388
Trademarks/names	39,136	39,136
Other amortizable intangible assets	985	995
Total gross intangible assets	554,509	554,519

Accumulated amortization:
Referral sources	(214,728)	(199,084)
Trademarks/names	(21,149)	(19,698)
Other amortizable intangible assets	(430)	(341)
Total accumulated amortization	(236,307)	(219,123)
Total intangible assets, net	$318,202	$335,396
Amortization expense for intangible assets was $8.6 million and $17.2 million for the three and six months ended June 30, 2024, respectively. Amortization expense for intangible assets was $8.5 million and $17.0 million for the three and six months ended June 30, 2023, respectively.

9. INDEBTEDNESS
Long-term debt consisted of the following as of June 30, 2024 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	634,872	(6,234)	(8,506)	620,132
Senior Notes	500,000	—	(8,045)	491,955
	$1,134,872	$(6,234)	$(16,551)	1,112,087
Less: current portion				(6,512)
Total long-term debt				$1,105,575
Long-term debt consisted of the following as of December 31, 2023 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	588,000	(6,974)	(9,678)	571,348
Senior Notes	500,000	—	(8,698)	491,302
	$1,088,000	$(6,974)	$(18,376)	1,062,650
Less: current portion				(6,000)
Total long-term debt				$1,056,650
On May 8, 2024, the Company entered into the third amendment to the amended and restated First Lien Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, reduces the interest rate on the First Lien Term Loan from Term Secured Overnight Financing Rate (“SOFR”) (including a credit spread adjustment) plus 2.75% to Term SOFR plus 2.25%, increases borrowings by $50.0 million, and removes the credit spread adjustment with respect to such First Lien Term Loan.
The interest rate on the First Lien Term Loan was 7.58% and 8.21% as of June 30, 2024 and December 31, 2023, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 7.77% and 7.98% for the three and six months ended June 30, 2024, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 7.76% and 7.52% for the three and six months ended June 30, 2023, respectively. The interest rate on the Senior Notes was 4.375% as of June 30, 2024 and December 31, 2023. The weighted average interest rate incurred on the Senior Notes was 4.375% for the three and six months ended June 30, 2024, respectively. The weighted average interest rate incurred on the Senior Notes was 4.375% for the three and six months ended June 30, 2023, respectively.
The Company assessed whether the repayment of the First Lien Term Loan indebtedness resulted in an insubstantial modification or an extinguishment of the existing debt for each loan in the syndication by grouping lenders as follows: (i) Lenders participating in both the First Lien Term Loan and Senior Notes; (ii) previous lenders that exited; and (iii) new lenders. The Company determined that $0.4 million of the First Lien Term Loan was extinguished. The First Lien Term Loan had insubstantial modifications for lenders that participated in both debt instruments, which resulted in a cash inflow from financing activities of $50.0 million in the unaudited condensed consolidated statements of cash flows. The Company incurred $1.6 million in fees, of which $0.1 million was capitalized, relative to the First Lien Term Loan and an immaterial amount of the total fees incurred was netted against the $50.0 million of debt proceeds as financing activities within the unaudited condensed consolidated statements of cash flows.
The Company recognized a loss on extinguishment of debt of $0.4 million included in the line entitled “Other, net” in the unaudited condensed consolidated statements of comprehensive income.
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2024	$3,256
2025	6,512
2026	6,512
2027	6,512
2028	612,080
Thereafter	500,000
Total	$1,134,872
During the three and six months ended June 30, 2024 and 2023, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 10, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of June 30, 2024 (in thousands):

Financial Instrument	Carrying Value as of June 30, 2024	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$620,132	$—	$638,872	$—
Senior Notes	491,955	—	459,250	—
Total debt instruments	$1,112,087	$—	$1,098,122	$—
See Note 11, Fair Value Measurements, for further discussion.
On December 7, 2023, the Company entered into the second amendment to the amended and restated First Lien Credit Agreement dated as of October 27, 2021 (the “Second Amendment”). The Second Amendment, among other things, provides for revolving credit commitments by the applicable Revolving Credit Lenders in an aggregate amount of $400.0 million (the “Revolver Facility”), pursuant to which such lenders have agreed to make Revolving Credit Loans to the Company. As of June 30, 2024, the Company had $4.1 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $395.9 million.

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
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair Value - Derivatives in Asset Position
Derivative	Balance Sheet Caption	June 30, 2024	December 31, 2023
Interest rate cap designated as cash flow hedge	Prepaid expenses and other current assets	$10,542	$9,746
Interest rate cap designated as cash flow hedge	Other noncurrent assets	10,252	10,183
Total derivative assets		$20,794	$19,929
The (loss) gain associated with the change in the fair value of the effective portion of the hedging instrument is recorded in other comprehensive (loss) income. The following table presents the pre-tax (loss) gain from derivative instruments recognized in other comprehensive (loss) income in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative	2024	2023	2024	2023
Interest rate cap designated as cash flow hedge	$(1,141)	$4,394	$865	$(201)
The following table presents the amount and location of pre-tax income recognized in the Company’s unaudited condensed consolidated statements of comprehensive income related to the Company’s derivative instruments (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative	Income Statement Caption	2024	2023	2024	2023
Interest rate cap designated as cash flow hedge	Interest expense, net	$2,969	$2,719	$5,948	$5,071

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
There were no other material assets or liabilities measured at fair value at June 30, 2024 and December 31, 2023.
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

13. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by the BioScrip, Inc. (“BioScrip”) stockholders on May 3, 2018 and amended and restated on May 19, 2021 and May 15, 2024, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors. The 2018 Plan is administered by the Company’s Compensation Committee, a standing committee of the Company’s Board of Directors. As of May 2021, a total of 9,101,734 shares of common stock were authorized for issuance under the 2018 Plan. In May 2024, an additional 4,000,000 shares were authorized for issuance under the 2018 Plan, resulting in a total of 13,101,734 shares of common stock authorized for issuance. The Company had stock options, restricted stock units and performance stock units outstanding related to the 2018 Plan as of June 30, 2024 and 2023. During the three and six months ended June 30, 2024, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $7.6 million and $17.2 million, respectively. During the three and six months ended June 30, 2023, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $7.7 million and $13.7 million, respectively.
14. STOCKHOLDERS’ EQUITY
2017 Warrants — During the three and six months ended June 30, 2024, warrant holders did not elect to exercise any warrants to purchase shares of common stock. During the three and six months ended June 30, 2023, warrant holders did not elect to exercise any warrants to purchase shares of common stock. As of June 30, 2024 and December 31, 2023, the remaining warrant holders are entitled to purchase 51,838 shares of common stock.
2015 Warrants — During the three and six months ended June 30, 2024, warrant holders exercised an immaterial number of warrants to purchase shares of common stock. During the three and six months ended June 30, 2023, warrant holders exercised an immaterial number of warrants to purchase shares of common stock. As of June 30, 2024 and December 31, 2023, the remaining warrant holders are entitled to purchase 12,381 and 13,888 shares of common stock, respectively.
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
During the three and six months ended June 30, 2024, the Company purchased 2,665,770 and 3,917,509 shares of common stock for an average share price of $29.28 and $30.13, totaling $78.1 million and $118.1 million, respectively. During the three months ended June 30, 2023, the Company did not purchase shares of common stock. During the six months ended June 30, 2023, the Company purchased 2,475,166 shares of common stock for an average share price of $30.30, totaling $75.0 million. All repurchased shares became treasury stock. As of June 30, 2024, the Company is authorized to repurchase up to a remaining $131.9 million of common stock of the Company.
Shares Outstanding — The following table shows the Company’s changes in shares of common stock for the three and six months ended June 30, 2024 and 2023 (in thousands):

	2024	2023
Balance - beginning of the year	174,576	181,958
Equity issuances	492	274
Share repurchases	(1,252)	(2,475)
Balance - March 31,	173,816	179,757
Equity issuances	261	114
Share repurchases	(2,666)	—
Balance - June 30,	171,411	179,871

15. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $1.3 million and $2.9 million for the three and six months ended June 30, 2024, respectively. The Company recorded management fee income of $1.3 million and $2.6 million for the three and six months ended June 30, 2023, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income. During the three months ended June 30, 2024 the Company did not receive any distributions from the investees. During the six months ended June 30, 2024, the Company received distributions from the investees of $0.8 million. During the three months ended June 30, 2023, the Company did not receive any distributions from the investees. During the six months ended June 30, 2023, the Company received distributions from the investees of $2.5 million.
The Company had amounts due from its joint ventures of $0.3 million and due to its joint ventures of $0.1 million as of June 30, 2024. The Company had amounts due from its joint ventures of $0.1 million and due to its joint ventures of $0.5 million as of December 31, 2023. Receivables were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.

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
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 182 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, and dietitians work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, bleeding disorder therapies, immunoglobulin therapy, and other therapies for chronic and acute conditions.
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
As of June 30, 2024, the Company has not identified any compromise or unauthorized access of its systems or networks due to this third party incident. As of the end of the second quarter of 2024, the Company reconnected to key applications maintained by Change Healthcare and resumed claims submission to payers, however, certain functionality remains disrupted. The Company continues to work through accumulated unprocessed billing and to establish full recovery from the Change Healthcare Cybersecurity Incident.
During the second quarter of 2024, the Company did not experience a material financial impact from the Change Healthcare Cybersecurity Incident on the financial results as reported. The Company continues to maintain strong liquidity and, having resumed submission of a majority of claims to payers, has determined that the Change Healthcare Cybersecurity Incident is not reasonably likely to materially impact the Company, including its business operations, financial condition or results of operations.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three and six months ended June 30, 2024 and 2023.
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
Other Income (Expense)
Interest Expense, Net. Interest expense consists principally of interest and fee payments on the Company’s outstanding borrowings under the First Lien Term Loan, Revolver Facility, Senior Notes, amortization of discount and deferred financing fees, payments associated with the interest rate cap, and interest income earned on cash and cash equivalents. Refer to the “Liquidity and Capital Resources” section below for further discussion of these outstanding borrowings.
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
Change in Unrealized (Loss) Gain on Cash Flow Hedge, Net of Income Tax Benefit (Expense). Change in unrealized (loss) gain on cash flow hedge, net of income tax benefit (expense), consists of the (loss) gain associated with the changes in the fair value of derivatives designated as hedging instruments related to the interest rate cap hedge, net of income taxes.

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$1,227,186	100.0%	$1,069,072	100.0%	$2,373,238	100.0%	$2,084,920	100.0%
COST OF REVENUE	977,821	79.7%	818,243	76.5%	1,885,373	79.4%	1,605,086	77.0%
GROSS PROFIT	249,365	20.3%	250,829	23.5%	487,865	20.6%	479,834	23.0%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	153,783	12.5%	153,564	14.4%	308,525	13.0%	301,430	14.5%
Depreciation and amortization expense	14,907	1.2%	14,898	1.4%	29,635	1.2%	29,412	1.4%
Total operating expenses	168,690	13.7%	168,462	15.8%	338,160	14.2%	330,842	15.9%
OPERATING INCOME	80,675	6.6%	82,367	7.7%	149,705	6.3%	148,992	7.1%

OTHER INCOME (EXPENSE):
Interest expense, net	(12,603)	(1.0)%	(13,196)	(1.2)%	(25,805)	(1.1)%	(27,030)	(1.3)%
Equity in earnings of joint ventures	1,405	0.1%	1,397	0.1%	2,530	0.1%	2,834	0.1%
Other, net	2,564	0.2%	84,935	7.9%	2,566	0.1%	84,936	4.1%
Total other (expense) income	(8,634)	(0.7)%	73,136	6.8%	(20,709)	(0.9)%	60,740	2.9%

INCOME BEFORE INCOME TAXES	72,041	5.9%	155,503	14.5%	128,996	5.4%	209,732	10.1%
INCOME TAX EXPENSE	18,998	1.5%	41,100	3.8%	31,162	1.3%	56,121	2.7%
NET INCOME	$53,043	4.3%	$114,403	10.7%	$97,834	4.1%	$153,611	7.4%

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (expense) of $242, $(1,103), $(213) and $49, respectively	(899)	(0.1)%	3,291	0.3%	652	—%	(152)	—%
OTHER COMPREHENSIVE (LOSS) INCOME	(899)	(0.1)%	3,291	0.3%	652	—%	(152)	—%
NET COMPREHENSIVE INCOME	$52,144	4.2%	$117,694	11.0%	$98,486	4.1%	$153,459	7.4%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three months ended June 30, 2024 and 2023.
Gross Profit

	Three Months Ended June 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Net revenue	$1,227,186	$1,069,072	$158,114	14.8%
Cost of revenue	977,821	818,243	159,578	19.5%
Gross profit	$249,365	$250,829	$(1,464)	(0.6)%
Gross profit margin	20.3%	23.5%
The increase in net revenue was primarily driven by organic growth in the Company’s broad portfolio of acute and chronic therapies, consisting of acute revenue that had single-digit growth relative to the prior year while chronic revenue grew in the mid-teens. The increase in cost of revenue was primarily driven by the growth in revenue, therapy mix, and acute drug supply chain disruption, as well as the comparable impact of certain temporary favorable therapy procurement dynamics in the prior year. The decrease in gross profit margin was primarily due to the launch of certain new higher cost therapies included within chronic growth (including rare and orphan therapies) and to the same comparable impact of certain temporary favorable procurement dynamics in the prior year that did not continue into 2024.
Operating Expenses

	Three Months Ended June 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$153,783	$153,564	$219	0.1%
Depreciation and amortization expense	14,907	14,898	9	0.1%
Total operating expenses	$168,690	$168,462	$228	0.1%
Selling, general and administrative expenses during the three months ended June 30, 2024 was relatively consistent with prior year; however, these expenses have declined as a percentage of revenue to 12.5% for the three months ended June 30, 2024 compared to 14.4% for the three months ended June 30, 2023, due to the Company’s focus on leveraging existing infrastructure to control spending.

Other Income (Expense)

	Three Months Ended June 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Interest expense, net	$(12,603)	$(13,196)	$593	(4.5)%
Equity in earnings of joint ventures	1,405	1,397	8	0.6%
Other, net	2,564	84,935	(82,371)	(97.0)%
Total other (expense) income	$(8,634)	$73,136	$(81,770)	(111.8)%
The decrease in interest expense, net during the three months ended June 30, 2024 was primarily attributable to additional interest income generated from our cash and cash equivalents, partially offset by an increase in the Company’s First Lien Term Loan variable interest rate, compared to the three months ended June 30, 2023. See Note 9, Indebtedness, of the unaudited condensed consolidated financial statements for further information.
The decrease in Other, net during the three months ended June 30, 2024 was due to the $106.0 million payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses during the three months ended June 30, 2023. There was no comparable activity during the three months ended June 30, 2024.
Income Tax Expense

	Three Months Ended June 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Income tax expense	$18,998	$41,100	$(22,102)	(53.8)%
The Company recorded income tax expense of $19.0 million and $41.1 million for the three months ended June 30, 2024 and 2023, respectively, which represents an effective tax rate of 26.4% and 26.4%, respectively. The income tax expense for the three months ended June 30, 2023 includes $22.1 million of tax expense related to the Termination Fee payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses. The variance in the Company’s effective tax rate of 26.4% for the three months ended June 30, 2024, compared to the federal statutory rate of 21%, was primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance. The variance in the Company’s effective tax rate of 26.4% for the three months ended June 30, 2023, compared to the federal statutory rate of 21%, was primarily attributable to the difference between federal and state tax rates, as well as various non-deductible expenses.

Net Income and Other Comprehensive Income (Loss)

	Three Months Ended June 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Net income	$53,043	$114,403	$(61,360)	(53.6)%
Other comprehensive (loss) income, net of tax:
Changes in unrealized (loss) gain on cash flow hedges, net of income taxes	(899)	3,291	(4,190)	(127.3)%
Other comprehensive (loss) income	(899)	3,291	(4,190)	(127.3)%
Net comprehensive income	$52,144	$117,694	$(65,550)	(55.7)%
The change in net income was attributable to organic growth from additional revenue related to the factors described in the above sections in addition to the $106.0 million payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses during the three months ended June 30, 2023. There was no comparable activity during the three months ended June 30, 2024.
For the three months ended June 30, 2024 and 2023, the change in unrealized gain on cash flow hedges, net of income taxes was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income decreased to $52.1 million for the three months ended June 30, 2024, compared to net comprehensive income of $117.7 million for the three months ended June 30, 2023, primarily as a result of the changes in net income discussed above.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the six months ended June 30, 2024 and 2023.
Gross Profit

	Six Months Ended June 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Net revenue	$2,373,238	$2,084,920	$288,318	13.8%
Cost of revenue	1,885,373	1,605,086	280,287	17.5%
Gross profit	$487,865	$479,834	$8,031	1.7%
Gross profit margin	20.6%	23.0%
The increase in net revenue was primarily driven by organic growth in the Company’s broad portfolio of acute and chronic therapies, consisting of acute revenue that had single-digit growth relative to the prior year while chronic revenue grew in the mid-teens. The increase in cost of revenue was primarily driven by the growth in revenue, therapy mix, and acute drug supply chain disruption, as well as the comparable impact of certain temporary favorable therapy procurement dynamics in the prior year. The decrease in gross profit margin was primarily due to the launch of certain new higher cost therapies included within chronic growth (including rare and orphan therapies) and to the same comparable impact of certain temporary favorable procurement dynamics in the prior year that did not continue into 2024.
Operating Expenses

	Six Months Ended June 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$308,525	$301,430	$7,095	2.4%
Depreciation and amortization expense	29,635	29,412	223	0.8%
Total operating expenses	$338,160	$330,842	$7,318	2.2%
The increase in selling, general and administrative expenses during the six months ended June 30, 2024 was primarily due to an increase in salaries, benefits, and equity compensation; however, these expenses have declined as a percentage of revenue to 13.0% for the six months ended June 30, 2024 compared to 14.5% for the six months ended June 30, 2023, due to the Company’s focus on leveraging existing infrastructure to control spending.

Other Income (Expense)

	Six Months Ended June 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Interest expense, net	$(25,805)	$(27,030)	$1,225	(4.5)%
Equity in earnings of joint ventures	2,530	2,834	(304)	(10.7)%
Other, net	2,566	84,936	(82,370)	(97.0)%
Total other (expense) income	$(20,709)	$60,740	$(81,449)	(134.1)%
The decrease in interest expense, net during the six months ended June 30, 2024 was primarily attributable to additional interest income generated from our cash and cash equivalents, partially offset by an increase in the Company’s First Lien Term Loan variable interest rate, compared to the six months ended June 30, 2023. See Note 9, Indebtedness, of the unaudited condensed consolidated financial statements for further information.
The decrease in Other, net during the six months ended June 30, 2024 was due to the $106.0 million payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses during the six months ended June 30, 2023. There was no comparable activity during the six months ended June 30, 2024.
Income Tax Expense

	Six Months Ended June 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Income tax expense	$31,162	$56,121	$(24,959)	(44.5)%
The Company recorded income tax expense of $31.2 million and $56.1 million for the six months ended June 30, 2024 and 2023, respectively, which represents an effective tax rate of 24.2% and 26.8%, respectively. The income tax expense for the six months ended June 30, 2023 includes $22.1 million of tax expense related to the Termination Fee payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses. The variance in the Company’s effective tax rate of 24.2% for the six months ended June 30, 2024, compared to the federal statutory rate of 21%, was primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance. The variance in the Company’s effective tax rate of 26.8% for the six months ended June 30, 2023, compared to the federal statutory rate of 21%, was primarily attributable to the difference between federal and state tax rates, as well as various non-deductible expenses.

Net Income and Other Comprehensive Income (Loss)

	Six Months Ended June 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Net income	$97,834	$153,611	$(55,777)	(36.3)%
Other comprehensive income (loss), net of tax:
Changes in unrealized gain (loss) on cash flow hedges, net of income taxes	652	(152)	804	528.9%
Other comprehensive income (loss)	652	(152)	804	528.9%
Net comprehensive income	$98,486	$153,459	$(54,973)	(35.8)%
The change in net income was attributable to organic growth from additional revenue related to the factors described in the above sections in addition to the $106.0 million payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses during the six months ended June 30, 2023. There was no comparable activity during the six months ended June 30, 2024.
For the six months ended June 30, 2024 and 2023, the change in unrealized gain on cash flow hedges, net of income taxes was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income decreased to $98.5 million for the six months ended June 30, 2024, compared to net comprehensive income of $153.5 million for the six months ended June 30, 2023, primarily as a result of the changes in net income discussed above.

Liquidity and Capital Resources
For the six months ended June 30, 2024 and the twelve months ended December 31, 2023, the Company’s primary sources of liquidity were cash and cash equivalents of $376.9 million and $343.8 million, respectively. As of June 30, 2024, the Company had $395.9 million of borrowings available under its credit facilities (net of $4.1 million undrawn letters of credit issued and outstanding). As of December 31, 2023, the Company had $394.7 million of borrowings available under its credit facilities (net of $5.3 million undrawn letters of credit issued and outstanding). During the six months ended June 30, 2024, the Company’s cash flows from operations were impacted by the Change Healthcare Cybersecurity Incident. See the caption “Update on the Impact of the Change Healthcare Cybersecurity Incident” included in this Form 10-Q for further discussion. During the twelve months ended December 31, 2023, the Company’s cash flows from operations enabled investments in pharmacy, infusion suites, and information technology infrastructure to support growth and create additional capacity in the future, as well as to pursue acquisitions and share repurchases.
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

Credit Facilities
The Company’s Revolver Facility provides for borrowings up to $400.0 million. The Revolver Facility matures on the date that is the earlier of (i) December 7, 2028 and (ii) the date that is 91 days prior to the stated maturity date applicable to any Term B Loans. Borrowings under the Revolver Facility will bear interest at a rate equal to, at the option of the Company, either (i) the Term SOFR applicable thereto plus the Applicable Rate or (ii) the then-applicable Base Rate plus the Applicable Rate, which Applicable Rate shall be, subject to certain caveats thereto, as follows (i) until delivery of financial statements and related Compliance Certificate for the first full fiscal quarter ending after the effective date of the Second Amendment, (A) for Term SOFR Loans, 1.75%, or (B) for Base Rate Loans, 0.75% and (ii) thereafter, the Applicable Rate for Term SOFR Loans and Base Rate Loans, based upon the Total Net Leverage Ratio as set forth in the most recent compliance certificate received by the Administrative Agent pursuant to the terms of the credit agreement. As of June 30, 2024, the Company had $4.1 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $395.9 million.
In May 2024, the Company entered into the Third Amendment on the First Lien Term Loan. The Third Amendment, among other things, (i) provides for an additional $50.0 million of incremental First Lien Term Loan indebtedness and (ii) reduces the interest rate on the First Lien Term Loan from Term SOFR (including a credit spread adjustment) plus 2.75% to Term SOFR plus 2.25% and removes the credit spread adjustment with respect to such First Lien Term Loan.
The principal balance of the First Lien Term Loan is repayable in quarterly installments of $1.6 million plus interest, with a final payment of all remaining outstanding principal due on October 27, 2028. The quarterly principal payments commenced in March 2022. Under the Third Amendment, interest on the First Lien Term Loan is payable monthly on either (i) SOFR (with a floor of 0.50% per annum) plus an applicable margin of 2.25% for Term SOFR Loans (as such term is defined in the Third Amendment); or (ii) a base rate determined in accordance with the Third Amendment, plus 1.25% for Base Rate Loans (as such term is defined in the Third Amendment).
The Senior Notes bear interest at a rate of 4.375% per annum and are payable semi-annually in arrears on October 31 and April 30 of each year, which began on April 30, 2022. The Senior Notes mature on October 31, 2029.
Interest payments over the course of long-term debt obligations total an estimated $325.0 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on current rates as of June 30, 2024. Actual payments are based on changes in SOFR and exclude the interest rate cap derivative instrument.

Cash Flows
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2024	2023	Variance

	(in thousands)
Net cash provided by operating activities	$126,871	$259,288	$(132,417)
Net cash used in investing activities	(15,597)	(26,409)	10,812
Net cash used in financing activities	(78,251)	(85,899)	7,648
Net increase in cash and cash equivalents	33,023	146,980	(113,957)
Cash and cash equivalents - beginning of period	343,849	294,186	49,663
Cash and cash equivalents - end of period	$376,872	$441,166	$(64,294)
Cash Flows from Operating Activities
The decrease in cash provided in operating activities during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to the $106.0 million payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, and changes in accounts receivable, accrued compensation and employee benefits, changes in prepaid expenses, and other current liabilities, offset by purchasing of additional inventory and changes in accounts payable.
Cash Flows from Investing Activities
The change in cash used in investing activities during the six months ended June 30, 2023 was primarily due to prior year acquisition activity with no comparable activity within the six months ended June 30, 2024.
Cash Flows from Financing Activities
The decrease in cash used in financing activities was primarily related to the Company’s debt refinancing in May 2024, in which $50.0 million in proceeds from issuance of debt was received offset by $118.1 million in repurchase of common stock during the six months ended June 30, 2024, with no comparable activity during the six months ended June 30, 2023. The cash used in financing activities during the six months ended June 30, 2023 was primarily related to the Company’s $75.0 million repurchase of common stock.
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
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The reimbursement process for the services we provide is complex, resulting in delays between the time we bill for a service and receipt of payment that can be significant. Reimbursement and procedural issues often require us to resubmit claims multiple times and respond to multiple administrative requests before payment is remitted. The collection of accounts receivable is challenging and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. While management believes that our controls and processes are satisfactory, there can be no assurance that collections of accounts receivable will continue at historical rates. The risks associated with third-party payers and the inability to collect outstanding accounts receivable could have a material adverse effect on our liquidity, cash flows, and results of operations. For example, in the first quarter of 2024, Change Healthcare, a subsidiary of UnitedHealth Group, experienced a cybersecurity incident that disrupted its operations, causing us to disconnect from certain Change Healthcare applications until the end of the quarter, preventing us from processing claims for services and reducing our cash flows from operations in the first quarter of 2024. The majority of previously unprocessed claims were recognized in the second quarter of 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors approved a share repurchase program of up to an aggregate $500 million of common stock of the Company. This program has no specified expiration date.
The following table provides certain information with respect to the Company’s repurchases of common stock from April 1, 2024 through June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	119,449	$29.45	119,449	$206,482,887
May 1, 2024 - May 31, 2024	1,463,089	29.72	1,463,089	162,996,335
June 1, 2024 - June 30, 2024	1,083,232	28.66	1,083,232	131,946,344
	2,665,770	$29.28	2,665,770	$131,946,344

Item 5.    Other Information
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
No director or officer of the Company has adopted, modified or terminated a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024.
Appointment of Principal Accounting Officer
On July 29, 2024, the Board of Directors appointed Nicole Maggio, age 42, who serves as the Company’s Senior Vice President, Corporate Controller, to serve as the Company’s principal accounting officer, effective August 1, 2024. Ms. Maggio succeeds Michael Shapiro who will continue serving as the Company’s principal financial officer in his position as Executive Vice President and Chief Financial Officer. Ms. Maggio joined the Company in January 2016 and has held positions of increasing responsibility in the Company’s finance department, including as Director of Financial Reporting from May 2017 to March 2019, Assistant Controller from March 2019 to August 2021 and Vice President, Corporate Controller from August 2021 to May 2023, and her current role as Senior Vice President, Corporate Controller since May 2023.

Item 6.     Exhibits
(a) Exhibits.

Exhibit Number	Description
10.1
Third Amendment to Amended and Restated First Lien Credit Agreement, dated as of May 8, 2024, by and among Option Care Health, Inc. (f/k/a BioScrip, Inc.), a Delaware corporation, as borrower, each other Loan Party (as defined in therein) party thereto, each Existing Term Lender (as defined therein) party thereto, the Replacement Lender (as defined therein), the 2024 Incremental Term Lender (as defined therein) and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2024).

10.2	Option Care Health, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 3, 2024).
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Formatted Cover Page
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTION CARE HEALTH, INC.

Date: July 31, 2024	/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Duly Authorized Officer)