Form 10-Q
period 2024-09-30
Option Care Health, Inc.
filed 2024-10-30
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

On October 28, 2024, there were 170,181,238 shares of the registrant’s Common Stock outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$483,026	$343,849
Accounts receivable, net	428,951	377,658
Inventories	310,599	274,004
Prepaid expenses and other current assets	98,798	98,744
Total current assets	1,321,374	1,094,255

NONCURRENT ASSETS:
Property and equipment, net	125,911	120,630
Operating lease right-of-use asset	89,210	84,159
Intangible assets, net	17,768	20,092
Referral sources, net	291,839	315,304
Goodwill	1,540,246	1,540,246
Other noncurrent assets	41,379	42,349
Total noncurrent assets	2,106,353	2,122,780
TOTAL ASSETS	$3,427,727	$3,217,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$591,971	$426,513
Accrued compensation and employee benefits	60,835	92,508
Accrued expenses and other current liabilities	81,893	75,010
Current portion of operating lease liability	22,013	18,278
Current portion of long-term debt	6,512	6,000
Total current liabilities	763,224	618,309

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,105,106	1,056,650
Operating lease liability, net of current portion	87,879	85,484
Deferred income taxes	45,008	34,920
Other noncurrent liabilities	279	—
Total noncurrent liabilities	1,238,272	1,177,054
Total liabilities	2,001,496	1,795,363

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 183,793,536 shares issued and 170,146,331 shares outstanding as of September 30, 2024; 182,905,559 shares issued and 174,575,537 shares outstanding as of December 31, 2023	18	18
Treasury stock; 13,647,205 and 8,330,022 shares outstanding, at cost, as of September 30, 2024 and December 31, 2023, respectively	(416,552)	(255,107)
Paid-in capital	1,224,059	1,204,270
Retained earnings	609,203	457,513
Accumulated other comprehensive income	9,503	14,978
Total stockholders’ equity	1,426,231	1,421,672
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,427,727	$3,217,035
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET REVENUE	$1,278,546	$1,093,014	$3,651,784	$3,177,934
COST OF REVENUE	1,021,797	838,748	2,907,170	2,443,834
GROSS PROFIT	256,749	254,266	744,614	734,100

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	156,999	158,214	465,524	459,644
Depreciation and amortization expense	14,659	15,005	44,294	44,417
Total operating expenses	171,658	173,219	509,818	504,061
OPERATING INCOME	85,091	81,047	234,796	230,039

OTHER INCOME (EXPENSE):
Interest expense, net	(12,345)	(11,786)	(38,150)	(38,816)
Equity in earnings of joint ventures	1,391	1,273	3,921	4,107
Other, net	(583)	(449)	1,983	84,487
Total other (expense) income	(11,537)	(10,962)	(32,246)	49,778

INCOME BEFORE INCOME TAXES	73,554	70,085	202,550	279,817
INCOME TAX EXPENSE	19,698	13,783	50,860	69,904
NET INCOME	$53,856	$56,302	$151,690	$209,913

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit of $1,998, $8, $1,785 and $57, respectively	$(6,127)	$53	$(5,475)	$(99)
OTHER COMPREHENSIVE (LOSS) INCOME	(6,127)	53	(5,475)	(99)
NET COMPREHENSIVE INCOME	$47,729	$56,355	$146,215	$209,814

EARNINGS PER COMMON SHARE:
Earnings per share, basic	$0.32	$0.31	$0.88	$1.17
Earnings per share, diluted	$0.31	$0.31	$0.87	$1.16

Weighted average common shares outstanding, basic	170,636	178,826	172,490	179,956
Weighted average common shares outstanding, diluted	171,941	180,528	173,848	181,286
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$151,690	$209,913
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	46,029	46,423
Non-cash operating lease costs	17,892	14,610
Deferred income taxes - net	10,088	11,767
Loss on extinguishment of debt	377	—
Amortization of deferred financing costs	3,465	3,312
Equity in earnings of joint ventures	(3,921)	(4,107)
Stock-based incentive compensation expense	27,620	22,908
Capital distribution from equity method investments	1,250	4,000
Other adjustments	(1,845)	1,769
Changes in operating assets and liabilities:
Accounts receivable, net	(51,293)	(5,075)
Inventories	(36,595)	(28,362)
Prepaid expenses and other current assets	(3,175)	3,197
Accounts payable	164,754	50,726
Accrued compensation and employee benefits	(31,673)	4,197
Accrued expenses and other current liabilities	5,560	9,829
Operating lease liabilities	(16,833)	(13,019)
Other noncurrent assets and liabilities	3,880	(11,762)
Net cash provided by operating activities	287,270	320,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(25,266)	(21,981)
Business acquisitions, net of cash acquired	—	(12,855)
Other investing activities	—	(5,889)
Net cash used in investing activities	(25,266)	(40,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock-based compensation tax withholdings	(11,235)	(1,940)
Repayments of debt principal	(4,756)	(4,500)
Proceeds from issuance of debt	49,959	—
Deferred financing costs	(77)	—
Purchase of company stock	(160,122)	(175,108)
Other financing activities	3,404	(5,750)
Net cash used in financing activities	(122,827)	(187,298)

NET INCREASE IN CASH AND CASH EQUIVALENTS	139,177	92,303
Cash and cash equivalents - beginning of the period	343,849	294,186
CASH AND CASH EQUIVALENTS - END OF PERIOD	$483,026	$386,489

Supplemental disclosure of cash flow information:
Cash paid for interest	$48,666	$46,377
Cash paid for income taxes	$45,258	$53,699
Cash paid for operating leases	$21,861	$20,272
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - December 31, 2022	$—	$18	$(2,403)	$1,176,906	$190,423	$21,159	$1,386,103
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(1,902)	—	—	(1,902)
Stock-based incentive compensation	—	—	—	5,988	—	—	5,988
Purchase of company stock	—	—	(75,735)	—	—	—	(75,735)
Net income	—	—	—	—	39,208	—	39,208
Other comprehensive loss	—	—	—	—	—	(3,443)	(3,443)
Balance - March 31, 2023	$—	$18	$(78,138)	$1,180,992	$229,631	$17,716	$1,350,219
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(247)	—	—	(247)
Stock-based incentive compensation	—	—	—	7,685	—	—	7,685
Purchase of company stock, and related tax effects	—	—	32	—	—	—	32
Net income	—	—	—	—	114,403	—	114,403
Other comprehensive income	—	—	—	—	—	3,291	3,291
Balance - June 30, 2023	$—	$18	$(78,106)	$1,188,430	$344,034	$21,007	$1,475,383
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	209	—	—	209
Stock-based incentive compensation	—	—	—	9,235	—	—	9,235
Purchase of company stock, and related tax effects	—	—	(101,099)	—	—	—	(101,099)
Net income	—	—	—	—	56,302	—	56,302
Other comprehensive income	—	—	—	—	—	53	53
Balance - September 30, 2023	$—	$18	$(179,205)	$1,197,874	$400,336	$21,060	$1,440,083

Balance - December 31, 2023	$—	$18	$(255,107)	$1,204,270	$457,513	$14,978	$1,421,672
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(8,182)	—	—	(8,182)
Stock-based incentive compensation	—	—	—	9,605	—	—	9,605
Purchase of company stock, and related tax effects	—	—	(40,289)	—	—	—	(40,289)
Net income	—	—	—	—	44,791	—	44,791
Other comprehensive income	—	—	—	—	—	1,551	1,551
Balance - March 31, 2024	$—	$18	$(295,396)	$1,205,693	$502,304	$16,529	$1,429,148
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	1,299	—	—	1,299
Stock-based incentive compensation	—	—	—	7,608	—	—	7,608
Purchase of company stock, and related tax effects	—	—	(78,768)	—	—	—	(78,768)
Net income	—	—	—	—	53,043	—	53,043
Other comprehensive loss	—	—	—	—	—	(899)	(899)
Balance - June 30, 2024	$—	$18	$(374,164)	$1,214,600	$555,347	$15,630	$1,411,431
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(948)	—	—	(948)
Stock-based incentive compensation	—	—	—	10,407	—	—	10,407
Purchase of company stock, and related tax effects	—	—	(42,388)	—	—	—	(42,388)
Net income	—	—	—	—	53,856	—	53,856
Other comprehensive loss	—	—	—	—	—	(6,127)	(6,127)
Balance - September 30, 2024	$—	$18	$(416,552)	$1,224,059	$609,203	$9,503	$1,426,231
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND PRESENTATION OF FINANCIAL STATEMENTS
Corporate Organization and Business — Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 92 full service pharmacies and 93 stand-alone ambulatory infusion suites. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services. The Company’s stock is listed on the Nasdaq Global Select Market as of September 30, 2024.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2024, cash equivalents consisted of money market funds.
Prepaid Expenses and Other Current Assets — Included in prepaid expenses and other current assets are rebates receivable from pharmaceutical and medical supply manufacturers of $45.9 million and $52.0 million as of September 30, 2024 and December 31, 2023, respectively.
Equity-Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the balance of the investments was $23.6 million and $20.9 million, respectively. The balance of these investments is increased to reflect the Company’s capital contributions and equity in earnings of the investees. The balance of these investments is decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company’s proportionate share of earnings was $1.4 million and $3.9 million for the three and nine months ended September 30, 2024, respectively. The Company’s proportionate share of earnings was $1.3 million and $4.1 million for the three and nine months ended September 30, 2023, respectively. Distributions from the investees are treated as cash inflows from operating activities in the unaudited condensed consolidated statements of cash flows. During the three and nine months ended September 30, 2024, the Company received distributions from the investees of $0.5 million and $1.3 million, respectively. During the three and nine months ended September 30, 2023, the Company received distributions from the investees of $1.5 million and $4.0 million, respectively. See Note 15, Related-Party Transactions, for discussion of related-party transactions with these investees.
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 15% for the three and nine months ended September 30, 2024. Revenue related to the Company’s largest payer was approximately 14% for the three and nine months ended September 30, 2023. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three and nine months ended September 30, 2024, approximately 11% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. For the three and nine months ended September 30, 2023, approximately 11% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of September 30, 2024 and December 31, 2023, approximately 10% and 12%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
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
For the three and nine months ended September 30, 2024, approximately 68% and 67%, respectively, of the Company’s pharmaceutical and medical supply purchases were from four vendors. For the three and nine months ended September 30, 2023, approximately 73% of the Company’s pharmaceutical and medical supply purchases were from four vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery, losses in revenue or decreased gross profit dollars, which could adversely affect the Company’s financial condition or operating results.

3. REVENUE
The following table sets forth the net revenue earned by category of payer for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial payers	$1,109,971	$957,601	$3,160,490	$2,765,513
Government payers	147,005	124,122	424,033	370,648
Patients	21,570	11,291	67,261	41,773
Net revenue	$1,278,546	$1,093,014	$3,651,784	$3,177,934
4. INCOME TAXES
During the three and nine months ended September 30, 2024, the Company recorded tax expense of $19.7 million and $50.9 million, respectively, which represents an effective tax rate of 26.8% and 25.1%, respectively. The variance in the Company’s effective tax rate of 26.8% and 25.1% for the three and nine months ended September 30, 2024, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance. During the nine months ended September 30, 2024, the Company released $2.2 million of state valuation allowance. On June 26, 2023, the Company entered into an agreement to terminate the merger agreement (the “Mutual Termination Agreement”) with Amedisys, Inc. (“Amedisys”). Under the terms of the Mutual Termination Agreement, the Company received a payment of $106.0 million in cash on behalf of Amedisys (“Termination Fee”). During the three months ended September 30, 2023, the Company recorded tax expense of $13.8 million. During the nine months ended September 30, 2023, the Company recorded tax expense of $69.9 million, which includes $22.1 million of tax expense related to the Termination Fee payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses. The tax expense for the three and nine months ended September 30, 2023 represents an effective tax rate of 19.7% and 25.0%, respectively. The variance in the Company’s effective tax rate of 19.7% and 25.0% for the three and nine months ended September 30, 2023, respectively, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance. The variance in the Company’s effective tax rate of 26.8% for the three months ended September 30, 2024, compared to 19.7% for the three months ended September 30, 2023 was primarily due to change in state valuation allowance. In September 2023, the Company released $5.8 million of state valuation allowance.
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
The Company’s tax expense of $19.7 million and $50.9 million for the three and nine months ended September 30, 2024, respectively, consists of quarterly federal and state tax liabilities as well as recognized deferred federal and state tax expense. The Company’s tax expense of $13.8 million and $69.9 million for the three and nine months ended September 30, 2023, respectively, consists of quarterly federal and state tax liabilities as well as recognized deferred federal and state tax expense.
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
The earnings are used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the three and nine months ended September 30, 2024 and 2023 includes the effect of shares that would be issued in connection with warrants, stock options, restricted stock awards and performance stock unit awards, as these common stock equivalents are dilutive to the earnings per share recorded in those periods.
The following table presents the Company’s common stock equivalents that were excluded from the calculation of earnings per share as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock option awards	779,876	984,567	855,323	1,180,376
Restricted stock awards	324,877	16,564	365,835	569,831
Performance stock unit awards	—	—	257,735	288,680
The following table presents the Company’s basic earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (1)	$53,856	$56,302	$151,690	$209,913
Denominator:
Weighted average number of common shares outstanding	170,636	178,826	172,490	179,956
Earnings per common share:
Earnings per common share, basic	$0.32	$0.31	$0.88	$1.17
(1) Net income for the nine months ended September 30, 2023 includes $62.8 million related to the termination payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses and taxes.
The following table presents the Company’s diluted earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (1)	$53,856	$56,302	$151,690	$209,913
Denominator:
Weighted average number of common shares outstanding	170,636	178,826	172,490	179,956
Effect of dilutive securities	1,305	1,702	1,358	1,330
Weighted average number of common shares outstanding, diluted	171,941	180,528	173,848	181,286
Earnings per common share:
Earnings per common share, diluted	$0.31	$0.31	$0.87	$1.16
(1) Net income for the nine months ended September 30, 2023 includes $62.8 million related to the termination payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses and taxes.

6. LEASES
During the three and nine months ended September 30, 2024, the Company incurred operating lease expenses of $8.6 million and $25.3 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. During the three and nine months ended September 30, 2023, the Company incurred operating lease expenses of $7.8 million and $22.3 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. As of September 30, 2024, the weighted-average remaining lease term was 6.5 years and the weighted-average discount rate was 6.49%.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2024	$7,464
2025	28,646
2026	25,880
2027	20,554
2028	13,517
Thereafter	43,813
Total lease payments	139,874
Less: interest	(29,982)
Present value of lease liabilities	$109,892
During the nine months ended September 30, 2024, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flow of $23.0 million related to increases in the operating lease right-of-use assets and operating lease liabilities. During the nine months ended September 30, 2023, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flow of $26.1 million related to increases in the operating lease right-of-use assets and operating lease liabilities. As of September 30, 2024, the Company did not have any significant operating or financing leases that had not yet commenced.

7. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Infusion pumps	$36,476	$36,943
Equipment, furniture and other	30,124	23,593
Leasehold improvements	117,827	99,725
Computer software, purchased and internally developed	52,513	50,572
Assets under development	26,007	33,668
	262,947	244,501
Less: accumulated depreciation	(137,036)	(123,871)
Property and equipment, net	$125,911	$120,630
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income, depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense in cost of revenue	$568	$616	$1,735	$2,006
Depreciation expense in operating expenses	6,063	6,365	18,485	18,665
Total depreciation expense	$6,631	$6,981	$20,220	$20,671
8. GOODWILL AND OTHER INTANGIBLE ASSETS
There was no change in the carrying amount of goodwill for the three and nine months ended September 30, 2024.
The carrying amount and accumulated amortization of intangible assets consist of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Gross intangible assets:
Referral sources	$514,388	$514,388
Trademarks/names	39,136	39,136
Other amortizable intangible assets	985	995
Total gross intangible assets	554,509	554,519

Accumulated amortization:
Referral sources	(222,549)	(199,084)
Trademarks/names	(21,874)	(19,698)
Other amortizable intangible assets	(479)	(341)
Total accumulated amortization	(244,902)	(219,123)
Total intangible assets, net	$309,607	$335,396
Amortization expense for intangible assets was $8.6 million and $25.8 million for the three and nine months ended September 30, 2024, respectively. Amortization expense for intangible assets was $8.6 million and $25.6 million for the three and nine months ended September 30, 2023, respectively.

9. INDEBTEDNESS
Long-term debt consisted of the following as of September 30, 2024 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	633,244	(5,885)	(8,030)	619,329
Senior Notes	500,000	—	(7,711)	492,289
	$1,133,244	$(5,885)	$(15,741)	1,111,618
Less: current portion				(6,512)
Total long-term debt				$1,105,106
Long-term debt consisted of the following as of December 31, 2023 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	588,000	(6,974)	(9,678)	571,348
Senior Notes	500,000	—	(8,698)	491,302
	$1,088,000	$(6,974)	$(18,376)	1,062,650
Less: current portion				(6,000)
Total long-term debt				$1,056,650
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
The interest rate on the First Lien Term Loan was 7.50% and 8.21% as of September 30, 2024 and December 31, 2023, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 7.56% and 7.84% for the three and nine months ended September 30, 2024, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 8.11% and 7.71% for the three and nine months ended September 30, 2023, respectively. The interest rate on the Senior Notes was 4.375% as of September 30, 2024 and December 31, 2023. The weighted average interest rate incurred on the Senior Notes was 4.375% for the three and nine months ended September 30, 2024. The weighted average interest rate incurred on the Senior Notes was 4.375% for the three and nine months ended September 30, 2023.
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
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2024	$1,628
2025	6,512
2026	6,512
2027	6,512
2028	612,080
Thereafter	500,000
Total	$1,133,244
During the three and nine months ended September 30, 2024 and 2023, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 10, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of September 30, 2024 (in thousands):

Financial Instrument	Carrying Value as of September 30, 2024	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$619,329	$—	$634,827	$—
Senior Notes	492,289	—	475,000	—
Total debt instruments	$1,111,618	$—	$1,109,827	$—
See Note 11, Fair Value Measurements, for further discussion.
On December 7, 2023, the Company entered into the second amendment to the amended and restated First Lien Credit Agreement dated as of October 27, 2021 (the “Second Amendment”). The Second Amendment, among other things, provides for revolving credit commitments by the applicable Revolving Credit Lenders in an aggregate amount of $400.0 million (the “Revolver Facility”), pursuant to which such lenders have agreed to make Revolving Credit Loans to the Company. As of September 30, 2024, the Company had $4.1 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $395.9 million.

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
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair Value - Derivatives in Asset Position
Derivative	Balance Sheet Caption	September 30, 2024	December 31, 2023
Interest rate cap designated as cash flow hedge	Prepaid expenses and other current assets	$7,223	$9,746
Interest rate cap designated as cash flow hedge	Other noncurrent assets	5,446	10,183
Total derivative assets		$12,669	$19,929
The (loss) gain associated with the change in the fair value of the effective portion of the hedging instrument is recorded in other comprehensive (loss) income. The following table presents the pre-tax (loss) gain from derivative instruments recognized in other comprehensive (loss) income in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	2024	2023	2024	2023
Interest rate cap designated as cash flow hedge	$(8,125)	$45	$(7,260)	$(156)
The following table presents the amount and location of pre-tax income recognized in the Company’s unaudited condensed consolidated statements of comprehensive income related to the Company’s derivative instruments (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	Income Statement Caption	2024	2023	2024	2023
Interest rate cap designated as cash flow hedge	Interest expense, net	$3,056	$2,931	$9,005	$8,002

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
There were no other material assets or liabilities measured at fair value at September 30, 2024 and December 31, 2023.
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

13. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by the BioScrip, Inc. (“BioScrip”) stockholders on May 3, 2018 and amended and restated on May 19, 2021 and May 15, 2024, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors. The 2018 Plan is administered by the Company’s Compensation Committee, a standing committee of the Company’s Board of Directors. As of May 2021, a total of 9,101,734 shares of common stock were authorized for issuance under the 2018 Plan. In May 2024, an additional 4,000,000 shares were authorized for issuance under the 2018 Plan, resulting in a total of 13,101,734 shares of common stock authorized for issuance. The Company had stock options, restricted stock units and performance stock units outstanding related to the 2018 Plan as of September 30, 2024 and 2023. During the three and nine months ended September 30, 2024, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $10.4 million and $27.6 million, respectively. During the three and nine months ended September 30, 2023, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $9.2 million and $22.9 million, respectively.
14. STOCKHOLDERS’ EQUITY
2017 Warrants — During the three and nine months ended September 30, 2024, warrant holders did not elect to exercise any warrants to purchase shares of common stock. During the three and nine months ended September 30, 2023, warrant holders elected to exercise 188,350 warrants to purchase shares of common stock. As of September 30, 2024 and December 31, 2023, the remaining warrant holders are entitled to purchase 51,838 shares of common stock.
2015 Warrants — During the three and nine months ended September 30, 2024, warrant holders exercised an immaterial number of warrants to purchase shares of common stock. During the three and nine months ended September 30, 2023, warrant holders exercised an immaterial number of warrants to purchase shares of common stock. As of September 30, 2024 and December 31, 2023, the remaining warrant holders are entitled to purchase 11,775 and 13,888 shares of common stock, respectively.
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
During the three and nine months ended September 30, 2024, the Company purchased 1,399,674 and 5,317,183 shares of common stock for an average share price of $29.97 and $30.09, totaling $41.9 million and $160.0 million, respectively. During the three and nine months ended September 30, 2023, the Company purchased 2,913,520 and 5,388,686 shares of common stock for an average share price of $34.32 and $32.48, totaling $100.0 million and $175.0 million, respectively. All repurchased shares became treasury stock. As of September 30, 2024, the Company is authorized to repurchase up to a remaining $90.0 million of common stock of the Company.
Shares Outstanding — The following table shows the Company’s changes in shares of common stock for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	2024	2023
Balance, beginning of the year	174,576	181,958
Equity award issuances	492	274
Share repurchases	(1,252)	(2,475)
Balance March 31,	173,816	179,757
Equity award issuances	261	114
Share repurchases	(2,666)	—
Balance June 30,	171,411	179,871
Equity award issuances	135	172
Share repurchases	(1,400)	(2,914)
Balance September 30,	170,146	177,129

15. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $1.6 million and $4.5 million for the three and nine months ended September 30, 2024, respectively. The Company recorded management fee income of $1.3 million and $3.9 million for the three and nine months ended September 30, 2023, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income. During the three and nine months ended September 30, 2024, the Company received distributions from the investees of $0.5 million and $1.3 million, respectively. During the three and nine months ended September 30, 2023, the Company received distributions from the investees of $1.5 million and $4.0 million, respectively.
The Company had amounts due from its joint ventures of $0.6 million and due to its joint ventures of $0.8 million as of September 30, 2024. The Company had amounts due from its joint ventures of $0.1 million and due to its joint ventures of $0.5 million as of December 31, 2023. Receivables were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.

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
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 185 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, and dietitians work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, bleeding disorder therapies, immunoglobulin therapy, and other therapies for chronic and acute conditions.
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
As of September 30, 2024, the Company has not identified any compromise or unauthorized access of its systems or networks due to this third party incident. As of the end of the second quarter of 2024, the Company reconnected to key applications maintained by Change Healthcare and as of the end of the third quarter of 2024, the Company has substantially recovered operationally. The Company continues to work through accumulated patient payment obligations and to establish full recovery from the Change Healthcare Cybersecurity Incident.
During the third quarter of 2024, the Company did not experience a material financial impact from the Change Healthcare Cybersecurity Incident on the financial results as reported. The Company continues to maintain strong liquidity and, having resumed submission of a majority of claims to payers, has determined that the Change Healthcare Cybersecurity Incident is not reasonably likely to materially impact the Company, including its business operations, financial condition or results of operations.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three and nine months ended September 30, 2024 and 2023.
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
Change in Unrealized (Loss) Gain on Cash Flow Hedge, Net of Income Tax Benefit. Change in unrealized (loss) gain on cash flow hedge, net of income tax benefit, consists of the (loss) gain associated with the changes in the fair value of derivatives designated as hedging instruments related to the interest rate cap hedge, net of income taxes.

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$1,278,546	100.0%	$1,093,014	100.0%	$3,651,784	100.0%	$3,177,934	100.0%
COST OF REVENUE	1,021,797	79.9%	838,748	76.7%	2,907,170	79.6%	2,443,834	76.9%
GROSS PROFIT	256,749	20.1%	254,266	23.3%	744,614	20.4%	734,100	23.1%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	156,999	12.3%	158,214	14.5%	465,524	12.7%	459,644	14.5%
Depreciation and amortization expense	14,659	1.1%	15,005	1.4%	44,294	1.2%	44,417	1.4%
Total operating expenses	171,658	13.4%	173,219	15.8%	509,818	14.0%	504,061	15.9%
OPERATING INCOME	85,091	6.7%	81,047	7.4%	234,796	6.4%	230,039	7.2%

OTHER INCOME (EXPENSE):
Interest expense, net	(12,345)	(1.0)%	(11,786)	(1.1)%	(38,150)	(1.0)%	(38,816)	(1.2)%
Equity in earnings of joint ventures	1,391	0.1%	1,273	0.1%	3,921	0.1%	4,107	0.1%
Other, net	(583)	—%	(449)	—%	1,983	0.1%	84,487	2.7%
Total other (expense) income	(11,537)	(0.9)%	(10,962)	(1.0)%	(32,246)	(0.9)%	49,778	1.6%

INCOME BEFORE INCOME TAXES	73,554	5.8%	70,085	6.4%	202,550	5.5%	279,817	8.8%
INCOME TAX EXPENSE	19,698	1.5%	13,783	1.3%	50,860	1.4%	69,904	2.2%
NET INCOME	$53,856	4.2%	$56,302	5.2%	$151,690	4.2%	$209,913	6.6%

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit of $1,998, $8, $1,785 and $57, respectively	(6,127)	(0.5)%	53	—%	(5,475)	(0.1)%	(99)	—%
OTHER COMPREHENSIVE (LOSS) INCOME	(6,127)	(0.5)%	53	—%	(5,475)	(0.1)%	(99)	—%
NET COMPREHENSIVE INCOME	$47,729	3.7%	$56,355	5.2%	$146,215	4.0%	$209,814	6.6%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three months ended September 30, 2024 and 2023.
Gross Profit

	Three Months Ended September 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Net revenue	$1,278,546	$1,093,014	$185,532	17.0%
Cost of revenue	1,021,797	838,748	183,049	21.8%
Gross profit	$256,749	$254,266	$2,483	1.0%
Gross profit margin	20.1%	23.3%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had single-digit growth relative to the prior year while chronic revenue grew in the low-twenties. The increase in cost of revenue was primarily driven by the growth in revenue and therapy mix, as well as the comparable impact of certain temporary favorable therapy procurement dynamics in the prior year. The decrease in gross profit margin was primarily due to the launch of certain new higher cost therapies included within chronic growth (including rare and orphan therapies) and to the same comparable impact of certain temporary favorable procurement dynamics in the prior year that did not continue into 2024. Future revenue and gross profit may be impacted by the supply chain disruption in the availability of certain IV fluids in the near term. Additionally, management anticipates that 2025 gross profit will be negatively impacted due to a manufacturer’s proposed significant reduction in the spread at which the Company procures a key therapy relative to drug reference prices beginning in early 2025.
Operating Expenses

	Three Months Ended September 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$156,999	$158,214	$(1,215)	(0.8)%
Depreciation and amortization expense	14,659	15,005	(346)	(2.3)%
Total operating expenses	$171,658	$173,219	$(1,561)	(0.9)%
Selling, general and administrative expenses during the three months ended September 30, 2024 was relatively consistent with prior year; however, these expenses have declined as a percentage of revenue to 12.3% for the three months ended September 30, 2024 compared to 14.5% for the three months ended September 30, 2023, due to the Company’s focus on leveraging existing infrastructure to control spending.

Other Income (Expense)

	Three Months Ended September 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Interest expense, net	$(12,345)	$(11,786)	$(559)	4.7%
Equity in earnings of joint ventures	1,391	1,273	118	9.3%
Other, net	(583)	(449)	(134)	29.8%
Total other (expense) income	$(11,537)	$(10,962)	$(575)	5.2%
The increase in interest expense, net during the three months ended September 30, 2024 was primarily attributable to an increase in the Company’s First Lien Term Loan principal balance, compared to the three months ended September 30, 2023. See Note 9, Indebtedness, of the unaudited condensed consolidated financial statements for further information.
Income Tax Expense

	Three Months Ended September 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Income tax expense	$19,698	$13,783	$5,915	42.9%
The Company recorded income tax expense of $19.7 million and $13.8 million for the three months ended September 30, 2024 and 2023, respectively, which represents an effective tax rate of 26.8% and 19.7%, respectively. The variance in the Company’s effective tax rate of 26.8% for the three months ended September 30, 2024, compared to the federal statutory rate of 21%, was primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance. The variance in the Company’s effective tax rate of 19.7% for the three months ended September 30, 2023, compared to the federal statutory rate of 21%, was primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance. The variance in the Company’s effective tax rate of 26.8% for the three months ended September 30, 2024, compared to 19.7% for the three months ended September 30, 2023 was primarily due to change in state valuation allowance. In September 2023, the Company released $5.8 million of state valuation allowance.

Net Income and Other Comprehensive Income (Loss)

	Three Months Ended September 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Net income	$53,856	$56,302	$(2,446)	(4.3)%
Other comprehensive (loss) income, net of tax:
Changes in unrealized (loss) gain on cash flow hedges, net of income taxes	(6,127)	53	(6,180)	NM(1)
Other comprehensive (loss) income	(6,127)	53	(6,180)	NM(1)
Net comprehensive income	$47,729	$56,355	$(8,626)	(15.3)%
(1) Not meaningful
The change in net income was attributable to the factors described in the above sections.
For the three months ended September 30, 2024 and 2023, the change in unrealized (loss) gain on cash flow hedges, net of income taxes was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income decreased to $47.7 million for the three months ended September 30, 2024, compared to net comprehensive income of $56.4 million for the three months ended September 30, 2023, primarily as a result of the changes in net income discussed above as well as the change in the fair market value of the cash flow hedge.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023.
Gross Profit

	Nine Months Ended September 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Net revenue	$3,651,784	$3,177,934	$473,850	14.9%
Cost of revenue	2,907,170	2,443,834	463,336	19.0%
Gross profit	$744,614	$734,100	$10,514	1.4%
Gross profit margin	20.4%	23.1%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had single-digit growth relative to the prior year while chronic revenue grew in the mid-teens. The increase in cost of revenue was primarily driven by the growth in revenue, therapy mix, and acute drug supply chain disruption, as well as the comparable impact of certain temporary favorable therapy procurement dynamics in the prior year. The decrease in gross profit margin was primarily due to the launch of certain new higher cost therapies included within chronic growth (including rare and orphan therapies) and to the same comparable impact of certain temporary favorable procurement dynamics in the prior year that did not continue into 2024. Future revenue and gross profit may be impacted by the supply chain disruption in the availability of certain IV fluids in the near term. Additionally, management anticipates that 2025 gross profit will be negatively impacted due to a manufacturer’s proposed significant reduction in the spread at which the Company procures a key therapy relative to drug reference prices beginning in early 2025.
Operating Expenses

	Nine Months Ended September 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$465,524	$459,644	$5,880	1.3%
Depreciation and amortization expense	44,294	44,417	(123)	(0.3)%
Total operating expenses	$509,818	$504,061	$5,757	1.1%
The increase in selling, general and administrative expenses during the nine months ended September 30, 2024 was primarily due to an increase in salaries, benefits, and equity compensation; however, these expenses have declined as a percentage of revenue to 12.7% for the nine months ended September 30, 2024 compared to 14.5% for the nine months ended September 30, 2023, due to the Company’s focus on leveraging existing infrastructure to control spending.

Other Income (Expense)

	Nine Months Ended September 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Interest expense, net	$(38,150)	$(38,816)	$666	(1.7)%
Equity in earnings of joint ventures	3,921	4,107	(186)	(4.5)%
Other, net	1,983	84,487	(82,504)	(97.7)%
Total other (expense) income	$(32,246)	$49,778	$(82,024)	(164.8)%
The decrease in interest expense, net during the nine months ended September 30, 2024 was primarily attributable to additional interest income generated from our cash and cash equivalents, partially offset by an increase in the Company’s First Lien Term Loan principal balance, compared to the nine months ended September 30, 2023. See Note 9, Indebtedness, of the unaudited condensed consolidated financial statements for further information.
The decrease in Other, net during the nine months ended September 30, 2024 was due to the $106.0 million payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses during the nine months ended September 30, 2023. There was no comparable activity during the nine months ended September 30, 2024.
Income Tax Expense

	Nine Months Ended September 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Income tax expense	$50,860	$69,904	$(19,044)	(27.2)%
The Company recorded income tax expense of $50.9 million and $69.9 million for the nine months ended September 30, 2024 and 2023, respectively, which represents an effective tax rate of 25.1% and 25.0%, respectively. The income tax expense for the nine months ended September 30, 2023 includes $22.1 million of tax expense related to the Termination Fee payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses. The variance in the Company’s effective tax rate of 25.1% for the nine months ended September 30, 2024, compared to the federal statutory rate of 21%, was primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance. The variance in the Company’s effective tax rate of 25.0% for the nine months ended September 30, 2023, compared to the federal statutory rate of 21%, was primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance.

Net Income and Other Comprehensive Income (Loss)

	Nine Months Ended September 30,
	2024	2023	Variance

	(in thousands, except for percentages)
Net income	$151,690	$209,913	$(58,223)	(27.7)%
Other comprehensive loss, net of tax:
Changes in unrealized loss on cash flow hedges, net of income taxes	(5,475)	(99)	(5,376)	NM(1)
Other comprehensive loss	(5,475)	(99)	(5,376)	NM(1)
Net comprehensive income	$146,215	$209,814	$(63,599)	(30.3)%
(1) Not meaningful
The change in net income was attributable to the factors described in the above sections in addition to the $106.0 million payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses during the nine months ended September 30, 2023. There was no comparable activity during the nine months ended September 30, 2024.
For the nine months ended September 30, 2024 and 2023, the change in unrealized loss on cash flow hedges, net of income taxes was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income decreased to $146.2 million for the nine months ended September 30, 2024, compared to net comprehensive income of $209.8 million for the nine months ended September 30, 2023, primarily as a result of the changes in net income discussed above as well as the change in the fair market value of the cash flow hedge.

Liquidity and Capital Resources
For the nine months ended September 30, 2024 and the twelve months ended December 31, 2023, the Company’s primary sources of liquidity were cash and cash equivalents of $483.0 million and $343.8 million, respectively. As of September 30, 2024, the Company had $395.9 million of borrowings available under its credit facilities (net of $4.1 million undrawn letters of credit issued and outstanding). As of December 31, 2023, the Company had $394.7 million of borrowings available under its credit facilities (net of $5.3 million undrawn letters of credit issued and outstanding). During the nine months ended September 30, 2024, the Company’s cash flows from operations were impacted by the Change Healthcare Cybersecurity Incident. See the caption “Update on the Impact of the Change Healthcare Cybersecurity Incident” included in this Form 10-Q for further discussion. During the nine months ended September 30, 2023, the Company’s cash flows from operations enabled investments in pharmacy, infusion suites, and information technology infrastructure to support growth and create additional capacity in the future, as well as to pursue acquisitions and share repurchases.
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

Credit Facilities
The Company’s Revolver Facility provides for borrowings up to $400.0 million. The Revolver Facility matures on the date that is the earlier of (i) December 7, 2028 and (ii) the date that is 91 days prior to the stated maturity date applicable to any Term B Loans. Borrowings under the Revolver Facility will bear interest at a rate equal to, at the option of the Company, either (i) the Term SOFR applicable thereto plus the Applicable Rate or (ii) the then-applicable Base Rate plus the Applicable Rate, which Applicable Rate shall be, subject to certain caveats thereto, as follows (i) until delivery of financial statements and related Compliance Certificate for the first full fiscal quarter ending after the effective date of the Second Amendment, (A) for Term SOFR Loans, 1.75%, or (B) for Base Rate Loans, 0.75% and (ii) thereafter, the Applicable Rate for Term SOFR Loans and Base Rate Loans, based upon the Total Net Leverage Ratio as set forth in the most recent compliance certificate received by the Administrative Agent pursuant to the terms of the credit agreement. As of September 30, 2024, the Company had $4.1 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $395.9 million.
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
Interest payments over the course of long-term debt obligations total an estimated $305.1 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on current rates as of September 30, 2024. Actual payments are based on changes in SOFR and exclude the interest rate cap derivative instrument.

Cash Flows
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2024	2023	Variance

	(in thousands)
Net cash provided by operating activities	$287,270	$320,326	$(33,056)
Net cash used in investing activities	(25,266)	(40,725)	15,459
Net cash used in financing activities	(122,827)	(187,298)	64,471
Net increase in cash and cash equivalents	139,177	92,303	46,874
Cash and cash equivalents - beginning of period	343,849	294,186	49,663
Cash and cash equivalents - end of period	$483,026	$386,489	$96,537
Cash Flows from Operating Activities
The decrease in cash provided in operating activities during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to the $106.0 million payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, and changes in accounts receivable, accrued compensation and employee benefits, and changes in prepaid expenses, offset by changes in accounts payable.
Cash Flows from Investing Activities
The change in cash used in investing activities during the nine months ended September 30, 2023 was primarily due to prior year acquisition activity with no comparable activity within the nine months ended September 30, 2024.
Cash Flows from Financing Activities
The decrease in cash used in financing activities was primarily related to the Company’s debt refinancing in May 2024, in which $50.0 million in proceeds from issuance of debt was received, which partially offset $160.0 million in repurchase of common stock during the nine months ended September 30, 2024. The cash used in financing activities during the nine months ended September 30, 2023 was primarily related to the Company’s $175.0 million repurchase of common stock.
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
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.     Legal Proceedings
For a summary of legal proceedings, refer to Note 12, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q.
Item 1A.    Risk Factors
There have been no material changes to the risk factors affecting our business, financial condition or results of operations from those set forth in Part I, Item 1A. “Risk Factors” in our Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results, except for the updated risk factors below:
Delays in reimbursement may adversely affect our liquidity, cash flows and results of operations.
The reimbursement process for the services we provide is complex, resulting in delays between the time we bill for a service and receipt of payment that can be significant. Reimbursement and procedural issues often require us to resubmit claims multiple times and respond to multiple administrative requests before payment is remitted. The collection of accounts receivable is challenging and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. While management believes that our controls and processes are satisfactory, there can be no assurance that collections of accounts receivable will continue at historical rates. The risks associated with third-party payers and the inability to collect outstanding accounts receivable could have a material adverse effect on our liquidity, cash flows, and results of operations. For example, in the first quarter of 2024, Change Healthcare, a subsidiary of UnitedHealth Group, experienced a cybersecurity incident that disrupted its operations, causing us to disconnect from certain Change Healthcare applications until the end of the quarter, preventing us from processing claims for services and reducing our cash flows from operations in the first quarter of 2024. The majority of previously unprocessed claims were recognized in the second quarter of 2024 and we continued to experience delays in certain patient payment obligations through the third quarter of 2024.
Changes in our relationships with pharmaceutical suppliers, including changes in drug availability or pricing, could adversely affect our business and financial results.
We have contractual relationships with pharmaceutical manufacturers to purchase the pharmaceuticals that we dispense. In order to have access to these pharmaceuticals, and to be able to participate in the launch of new pharmaceuticals, we must maintain a good working relationship with these manufacturers. Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving only minimal notice. Any changes to these relationships, including, but not limited to, the loss of a manufacturer relationship, drug shortages, or changes in pricing, could have an adverse effect on our business and financial results. For example, in October 2024, the Company received notice of a manufacturer’s intention to significantly reduce the spread at which the Company procures a certain therapy relative to drug reference prices beginning in early 2025, which is expected to negatively impact gross margins in 2025.
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
In recent years, Congress has passed legislation reducing payments to healthcare providers. The Budget Control Act of 2011, as amended, requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year that extend through 2027. The Center for Medicare & Medicaid Services (“CMS”) began imposing a 2% reduction on Medicare claims on April 1, 2013. The Affordable Care Act provides for material reductions in the growth of Medicare program spending. The 21st Century Cures Act (the “Cures Act”) significantly reduced the amount paid by Medicare for drug costs, while delaying the implementation of a clinical services payment, although Congress also passed a temporary transitional service payment that took effect January 1, 2019. In addition, from time to time, CMS revises the reimbursement systems used to reimburse healthcare providers, which may result in reduced Medicare payments. In addition, in August 2024, CMS announced the results of its negotiation with pharmaceutical manufacturers with respect to the inaugural 10 drugs covered under Medicare Part D for which CMS conducted drug price negotiations under the Inflation Reduction Act of 2022 (the “IRA”). CMS negotiated a 66% discount, applicable beginning in 2026, from the 2023 list price with the manufacturer on a certain drug within the Company’s portfolio of therapies, and the manufacturer notified us in October 2024 that it intends to significantly reduce the spread at which we procure this therapy relative to drug reference prices beginning in early 2025. The results of price negotiations between CMS and drug manufacturers pursuant to the IRA with respect to therapies that the Company dispenses is expected to negatively impact our results of operations.
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
For the year ended December 31, 2023, approximately 72% of our pharmaceutical and medical supply purchases were from four vendors. Most of the pharmaceuticals that we purchase are available from multiple sources, and we believe they are available in sufficient quantities to meet our needs and the needs of our patients. We keep safety stock to ensure continuity of service for reasonable, but limited, periods of time. Should a supply disruption result in our inability to obtain especially high margin drugs and compound components necessary for patient care, our consolidated financial statements could be negatively impacted. For example, Hurricane Helene caused significant damage late in the third quarter of 2024 to a certain manufacturer’s plant that produces intravenous solution bags that are used by the Company, which may impact our ability to service existing and onboard new patients. This disruption is expected to negatively impact our revenue and gross profit results until the supply situation improves.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors approved a share repurchase program of up to an aggregate $500 million of common stock of the Company. This program has no specified expiration date.
The following table provides certain information with respect to the Company’s repurchases of common stock from July 1, 2024 through September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	433,841	$27.54	433,841	$120,000,179
August 1, 2024 - August 31, 2024	771,471	30.73	771,471	96,295,151
September 1, 2024 - September 30, 2024	194,362	32.37	194,362	90,004,547
	1,399,674	$29.97	1,399,674	$90,004,547
Item 5.    Other Information
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
No director or officer of the Company has adopted, modified or terminated a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024.

Item 6.     Exhibits
(a) Exhibits.

Exhibit Number	Description
3.1
Fifth Amended and Restated By-Laws of Option Care Health, Inc., effective as of September 5, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2024).

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

OPTION CARE HEALTH, INC.

Date: October 30, 2024	/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Duly Authorized Officer)