Form 10-K
period 2024-12-31
Option Care Health, Inc.
filed 2025-02-26
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,748,081,376 based on the closing price of the registrant’s Common Stock on the Nasdaq Global Select Market on such date.
As of February 21, 2025, there were 165,315,961 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
Item 1.    Business
Overview
Option Care Health, Inc. (“Option Care Health”, “we”, “us”, “our”, or the “Company”) is the largest independent provider of home and alternate site infusion services through its national network of 185 locations in 43 states. Option Care Health draws on over 40 years of clinical care experience to offer patient-centered, cost-effective infusion therapy. Option Care Health’s infusion services include the clinical management of infusion therapy, nursing support and care coordination. Option Care Health’s multidisciplinary team of more than 5,000 clinicians, including pharmacists, pharmacy technicians, nurses and dietitians, are able to provide infusion service coverage for nearly all patients across the United States (“U.S.”) needing treatment for complex and chronic medical conditions.
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
•Health Systems. The Company partners with health systems across the country to provide seamless transitional care within an effective post-acute care network to manage patients across the continuum of care. The Company assists partnered health systems in monitoring key metrics that tie back to what most payers monitor in their value-based contracts.

Quality
Quality is at the core of the Company’s mission as it strives to deliver quality healthcare, leading to favorable outcomes and more cost-effective care. The Company offers comprehensive services that align with specific healthcare provider needs and has demonstrated success in improving outcomes across a broad range of therapies through improved clinical-reported patient adherence rates and decreased rates of unplanned hospital readmissions.
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

Services
The Company is the largest independent provider of home and alternate site infusion services. The Company’s services are most typically provided in the patient’s home, but may also be provided at clinics, physicians’ offices or ambulatory infusion suites. The Company provides a broad therapy portfolio through its network of 92 full-service pharmacies and 93 stand-alone ambulatory infusion suites. The Company’s home infusion services include medication and supplies for administration and use at home or within one of its ambulatory infusion suites, consultation and education regarding the patient’s condition and the prescribed medication nursing support, clinical monitoring and assistance in monitoring potential side effects, and assistance in obtaining reimbursement. The Company administers a wide variety of therapies and services, including the following:
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
•Neurological Disorders. The Company provides an array of treatments to manage the progression of neurological disorders such as Duchenne Muscular Dystrophy, Multiple Sclerosis, Alzheimer’s Disease, and other neurological disorders.
•Bleeding Disorders Infusion. As a provider of home infusion therapy for hemophilia and von Willebrand disease, the Company streamlines the administrative burdens associated with infusion therapies for bleeding disorders. The Company works with medical specialists across the country to offer access to all approved factor products, a full range of therapies, and dedicated support services.
•Naven Health. The Company offers a nationwide home infusion nursing network and clinical platform. Naven Health focuses on delivering highly specialized, infusion care.
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
The Company also provides nursing services to support the above therapies, comprised of its nursing team of approximately 2,900 employees, and through its network of sub-contracted nursing agencies.

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
The Company’s sales structure is focused on maintaining and expanding its relationships with drug manufacturers to establish its position as a participating provider when they release new products. In addition, the Company’s sales structure allows it to leverage its national managed care relationships to provide sales and contract pull-through by the Company’s local field-based sales personnel. This cross-utilization enables the Company to market its services to numerous sources of patient referrals, including physicians, hospital discharge planners, hospital personnel, Health Maintenance Organizations (“HMOs”) and Preferred Provider Organizations (“PPOs”).
Competition
The Company competes in the large and highly fragmented home and alternative site infusion market for contracts with managed care organizations and other third-party payers to receive referrals from physicians, case managers and hospital discharge planners. Competition in the home infusion market is based on quality of care, clinical outcomes, pricing and cost of service, reputation, and reliability of service. The Company’s competitors within the home infusion market include Optum Infusion Pharmacy (a unit of the United Healthcare Insurance Company), Coram CVS/specialty infusion services (a division of CVS Health), Amerita Specialty Pharmacy (a division of BrightSpring Health), KabaFusion, Soleo Health, Vital Care and many smaller regional and local home infusion companies, ambulatory infusion centers, or specialty pharmacies including Accredo, CVS Caremark, Optum Rx, and Orsini. The Company believes that its reputation for providing quality services, the strength of its national presence and its ability to effectively market its services at national, regional and local levels places it in a strong position against existing and potential competitors.
Intellectual Property
Option Care Health and its subsidiaries own a variety of trademarks, licenses, and service marks, including but not limited to: “Option Care Health”, “Option Care”, “Critical Care Systems”, “Clinical Specialties”, “BioScrip”, “BioScrip Infusion Services”, “HomeChoice Partners”, “InfuScience”, “InfusionCare”, “Infusion Partners”, “Infusion Solutions”, “New England Home Therapies”, “Professional Home Care Services”, “Wilcox Home Infusion”, “Home Solutions”, Home Solutions Infusion Therapy”, “Naven Health”, “Naven Connect”, “Restore+ by Option Care Health”, “IG Complete+”, “Care Nav+ by Option Care Health”, “BioCure”, “DP Diabetes in Pregnancy Program”, “HP Hypertension in Pregnancy Program”, “NV Nausea and Vomiting Hyperemesis Program”, “PM Prematurity Program”, “Factor Ape”, as well as several others.

Suppliers
The Company purchases pharmaceuticals and medical supplies directly through pharmaceutical manufacturers, authorized distributors and group purchasing organizations. As a national pharmacy provider with broad coverage and clinical expertise of its 92 full-service pharmacies, the Company provides pharmaceutical manufacturers with an extensive distribution channel for its existing and prospective pharmaceutical products. Many of the pharmaceuticals that the Company purchases are available from multiple sources and are available in sufficient quantities to meet the needs of the Company and its patients. However, some drugs are only available through sole distribution sources and/or limited distribution models from the manufacturer that may be subject to limits on distribution. In such cases, it is important that the Company establishes and maintains good working relationships with the manufacturer to secure a sufficient supply to meet its patients’ needs. Additionally, certain drugs may become subject to supply shortages. Such shortages can result in cost increases or hamper the Company’s ability to obtain sufficient quantities to meet the needs of its patients. The Company actively manages its relationships with direct manufacturers and distributors to provide differentiated access and service to ensure consistent supply and cost-effective procurement. These relationships provide the Company the opportunity to become a selected partner in the launch of their new products. The Company may also receive fees, which it records as revenue, from certain biotech manufacturers for providing them with bona fide services often focused around clinical outcomes/data. The Company’s continued growth will be dependent on maintaining its existing relationships with manufacturers and establishing new relationships with additional manufacturers as the Company launches new products.
For the year ended December 31, 2024, approximately 58% of the Company’s pharmaceutical and medical supply purchases were from three vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.
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
The Company’s largest payer represented approximately 15% of its revenue for the year ended December 31, 2024. No other single payer represented more than 10% of its revenue. The Company also provides services that are directly reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the year ended December 31, 2024, approximately 12% of the Company’s revenue was reimbursable through direct governmental programs, such as Medicare and Medicaid.
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
False Claims Act. The Company is subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim or causing a claim to be presented for payment from a federal healthcare program that is false or fraudulent. The standard for “knowing and willful” may include conduct that amounts to a reckless disregard for the accuracy of information presented to payers. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare or Medicaid programs and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly or by a private plaintiff by filing a whistleblower lawsuit on the government’s behalf. Under the False Claims Act, the government and private plaintiffs, if any, may recover monetary penalties in the amount of $13,946 to $27,894 per false claim, as well as an amount equal to three times the amount of damages sustained by the government as a result of the false claim. A number of states, including states in which the Company operates, have adopted their own false claims statutes as well as statutes that allow individuals to bring whistleblower actions. The Company believes that it has procedures in place to ensure the material accuracy of its claims.

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
As of December 31, 2024, the Company employed 6,015 persons on a full-time basis and 2,073 persons on a part-time basis. The majority of its part-time employees are clinicians due to the nature and timing of the services the Company provides.
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
•Health and Well-being. The Company provides a holistic range of resources and programs to our team members to address each person’s unique needs, including physical, mental and financial health and well-being with programs to support healthy lifestyles, specialized programs to help manage chronic conditions, behavioral health education, coaching, and counseling, and financial wellness resources.
•Inclusion and Belonging. The Company believes that a workforce with a variety of backgrounds, experiences, and viewpoints makes us stronger, more innovative and better able to serve our patients. The Company strives to foster an inclusive workplace where team members feel valued, respected, and empowered to contribute their unique perspectives. We assess the effectiveness of our inclusion efforts through qualitative and quantitative insights, ensuring that our workplace supports the development and success of all team members.

The Company relies on its ability to attract and retain nursing staff, pharmacists and other professionals who possess the skills, experience and licenses necessary to meet the requirements of their job responsibilities. The Company’s ability to attract and retain personnel depends on several factors, including the ability to provide them with engaging assignments and competitive salaries and benefits. The Company is committed to fostering a workplace where team members feel valued and supported through initiatives focused on professional development, employee engagement, and overall well-being.

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
We are highly dependent on reimbursement from MCOs, government programs such as Medicare and Medicaid and commercial insurers (collectively, “Third-Party Payers”). For the year ended December 31, 2024, 88% of our revenue came from MCOs and other non-governmental payers, including Medicare Advantage plans, Managed Medicaid plans, pharmacy benefit managers (“PBMs”), and self-pay patients. Many payers seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing. From time to time, payers with whom we have relationships require that we bid against our competitors to keep their business. As a result of this bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be reduced. The loss of a payer relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our gross margins and net income.
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
Our success depends on referrals from physicians, hospitals, and other sources in the communities we serve and on our ability to maintain good relationships with existing referral sources. Our referral sources are not contractually obligated to refer patients to us and may refer their patients to other providers. Our growth and profitability depend, in part, on our ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of the benefits of home infusion by our referral sources and their patients. Our loss of, or failure to maintain, existing relationships or our failure to develop new referral relationships could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.
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
We have contractual relationships with pharmaceutical manufacturers to purchase the pharmaceuticals that we dispense. In order to have access to these pharmaceuticals, and to be able to participate in the launch of new pharmaceuticals, we must maintain a good working relationship with these manufacturers. Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving only minimal notice. Any changes to these relationships, including, but not limited to, the loss of a manufacturer relationship, drug shortages or changes in pricing, could have an adverse effect on our business and financial results. For example, in October 2024, we received notice of a manufacturer’s intention to significantly reduce the spread at which we procure a certain therapy relative to drug reference prices beginning in early 2025, which is expected to negatively impact gross profit by approximately $60 million to $70 million dollars in 2025.
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
For the year ended December 31, 2024, approximately 58% of our pharmaceutical and medical supply purchases were from three vendors. Most of the pharmaceuticals that we purchase are available from multiple sources, and we believe they are available in sufficient quantities to meet our needs and the needs of our patients. We keep safety stock to ensure continuity of service for reasonable, but limited, periods of time. Should a supply disruption result in our inability to obtain especially high margin drugs and compound components necessary for patient care, our consolidated financial statements could be negatively impacted.
In addition, there is currently significant uncertainty with respect to trade policies, treaties, tariffs and customs duties and taxes. If tariffs, trade restrictions or trade barriers are expanded, increased or interpreted by a court or governmental agency to apply to more of our products, then our exposure to future taxes and duties on such imported products and components could be significant and could have a material effect on our financial results.

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
Our acquisitions resulted in significant goodwill reported on our financial statements. Goodwill results when the purchase price exceeds the fair value of the identifiable tangible and intangible assets and liabilities acquired. We may not realize the full value of this goodwill. As such, we evaluate on at least an annual basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would recognize the unrecoverable goodwill as a charge against our earnings. The Company completes its goodwill impairment test annually in the fourth quarter on a qualitative basis. If the fair value is more likely than not less than the carrying value, a quantitative assessment will be performed. When evaluating goodwill for potential impairment on a quantitative basis, we compare the fair value of our reporting units to their respective carrying amounts. We estimate the fair value of our reporting units using the income approach. If the carrying amount of a reporting unit exceeds its estimated fair value, a goodwill impairment loss is recognized in an amount equal to the excess to the extent of the goodwill balance. The income approach requires us to estimate a number of factors for our reporting units, including projected future operating results, economic projections, anticipated future cash flows, and discount rates. The fair value determined using the income approach is then compared to marketplace fair value data from within a comparable industry grouping for reasonableness. Because of the significance of our goodwill, any future impairment could result in material non-cash charges to our results of operations, which could have an adverse effect on our financial condition and results of operations.
A significant change in, or noncompliance with, governmental regulations and other legal requirements could have a material adverse effect on our reputation and profitability.
We operate in complex, highly regulated environments and could be materially and adversely affected by changes to applicable legal requirements including related interpretations and enforcement practices, new legal requirements and/or any failure to comply with applicable regulations. Our home infusion and alternate site infusion businesses are subject to numerous federal, state and local regulations including licensing and other requirements for pharmacies and reimbursement arrangements.
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
In recent years, Congress has passed legislation reducing payments to healthcare providers. The Budget Control Act of 2011, as amended, requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year that extend through 2027. The Center for Medicare & Medicaid Services (“CMS”) began imposing a 2% reduction on Medicare claims on April 1, 2013. The Affordable Care Act provides for material reductions in the growth of Medicare program spending. The 21st Century Cures Act (the “Cures Act”) significantly reduced the amount paid by Medicare for drug costs, while delaying the implementation of a clinical services payment, although Congress also passed a temporary transitional service payment that took effect January 1, 2019. In addition, from time to time, CMS revises the reimbursement systems used to reimburse healthcare providers, which may result in reduced Medicare payments. Most recently, the Inflation Reduction Act of 2022 (the “IRA”) granted CMS the authority to negotiate drug prices under Medicare Part D, with price controls taking effect in 2026. In August 2024, CMS announced the results of its first round of drug price negotiations, which included a 66% reduction from 2023 list price for one therapy in our portfolio. The manufacturer of this therapy subsequently informed us in October 2024 of its intent to significantly reduce our procurement spread relative to drug reference prices beginning in early 2025. The direct and indirect impact IRA-mandated price negotiations and future CMS determinations is expected to negatively impact our results of operations.
For the year ended December 31, 2024, 12% of our revenue was derived from reimbursement by direct federal and state programs such as Medicare and Medicaid. Reimbursement from these and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to or new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. Changes to the way Medicare pays for our services, including mandatory payment reductions, such as sequestration, may reduce our revenue and profitability on services provided to Medicare patients and increase our working capital requirements. In addition, we are sensitive to possible changes in state Medicaid programs.
Because most states must operate with balanced budgets and because the Medicaid program is often a state’s largest program, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures. Further, many states have taken steps to reduce coverage and/or enroll Medicaid recipients in managed care programs. The current economic environment has increased the budgetary pressures on many states, and these budgetary pressures have resulted, and will likely continue to result, in decreased spending, or decreased spending growth, for Medicaid programs and the Children’s Health Insurance Program in many states.
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
The reimbursement process for the services we provide is complex, resulting in delays between the time we bill for a service and receipt of payment that can be significant. Reimbursement and procedural issues often require us to resubmit claims multiple times and respond to multiple administrative requests before payment is remitted. The collection of accounts receivable is challenging and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. While management believes that our controls and processes are satisfactory, there can be no assurance that collections of accounts receivable will continue at historical rates. The risks associated with third-party payers and the inability to collect outstanding accounts receivable could have a material adverse effect on our liquidity, cash flows and results of operations. For example, in the first quarter of 2024, Change Healthcare, a subsidiary of UnitedHealth Group, experienced a cybersecurity incident that disrupted its operations, causing us to disconnect from certain Change Healthcare applications until the end of the quarter, preventing us from processing claims for services and reducing our cash flows from operations in the first quarter of 2024. The majority of previously unprocessed claims were recognized in the second quarter of 2024. While we have substantially addressed the backlog and resumed normal billing operations as of the fourth quarter of 2024, we continue to evaluate the impact of the incident on our broader revenue cycle management processes.

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
The operation of compounding pharmacies are regulated by federal and state governmental agencies. We believe that our compounding is performed in safe environments, and we have clinically appropriate policies and procedures in place. We do not believe that our current compounding practices qualify us as an outsourcing facility because we only compound pursuant to a patient-specific prescription and do so in compliance with the applicable United States Pharmacopeia, Chapter 797 (“USP 797”) standards and applicable state pharmacy laws. Should state regulators or the FDA disagree, or should our business practices change to qualify us as an outsourcing facility, there is risk of regulatory action and/or increased resources required to comply with federal requirements imposed pursuant to the Drug Quality & Safety Act (“DQSA”) on outsourcing facilities that could significantly increase our costs or otherwise affect our results of operations. Furthermore, we cannot predict the overall impact of increased scrutiny on compounding pharmacies.
The (“DQSA”) amended the Federal Drug & Cosmetic Act (“FDCA”) to grant the FDA additional authority to regulate and monitor the manufacturing of compounded pharmaceutical drugs. In 2013, Congress passed the DQSA, which creates a new category of compounding facilities called outsourcing facilities that are regulated by the FDA. The Company complies with all federal and state regulations, as well as all PCAB Accreditation Standards for Sterile and Non-Sterile Pharmacy Compounding, and pursues accreditation from quality associations. The Company believes it complies in all material respects with all applicable requirements of a non-outsourcing-facility pharmacy, as outlined in Section 503A of the FDCA. Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), established requirements in November 2013 to facilitate the tracing of prescription drug products through the pharmaceutical supply distribution chain. These requirements included a 10-year timeline culminating in the building of "an electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.” The law’s track and trace requirements are applicable to manufacturers, wholesalers, re-packagers and dispensers (e.g., pharmacies) of prescription drugs. The Company is currently materially compliant with the DSCSA provisions currently in effect. As an eligible trading partner, the Company believes it is materially compliant with the additional provisions of DSCSA, which requires the electronic receipt and exchange of transaction information (with specific product identifiers for each package) and transaction statements. Please note that the FDA has issued an exemption from the enhanced drug distribution security requirements of section 582 of the FDCA for eligible trading partners until November 27, 2025. These regulatory measures, future DSCSA regulatory measures and the potential for increased DSCSA enforcement by the FDA could increase pharmacy costs. Noncompliance with these regulations could have an adverse impact on our reputation and profitability.

Risks Relating to Our Indebtedness
Our existing indebtedness could adversely affect our business and growth prospects.
As of December 31, 2024, we had $1,131.6 million of outstanding borrowings, including (i) $631.6 million under our First Lien Term Loan (as defined herein) and (ii) $500.0 million under our 4.375% Senior Unsecured Notes due 2029 (the “Senior Notes”). All obligations under the First Lien Term Loan are secured by first-priority perfected security interests in substantially all of our assets and the assets of our subsidiaries, subject to permitted liens and other exceptions. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
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

Risks Relating to Our Common Stock
Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if it is beneficial to our stockholders.
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
These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for shareholders or potential acquirers to obtain control of our Board of Directors or initiate actions that are opposed by our then-current Board, including delaying or impeding a merger, tender offer or proxy contest involving the Company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities to realize value in a corporate transaction.
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
We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value. In January 2025, the Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $500 million of our common stock. The repurchase program does not have an expiration date, and we are not obligated to repurchase a specified number or dollar value of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. The repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

General Risk Factors
Pending and future litigation could subject us to significant monetary damages and/or require us to change our business practices.
We employ pharmacists, dietitians, nurses and other healthcare professionals. We are subject to liability for negligent acts, omissions, or injuries occurring at any of our clinics or caused by any of our employees. We are subject to risks relating to asserted claims, litigation, and other proceedings in connection with our operations. We are facing, or may face, claims or become a party to a variety of legal actions that affect our business, including breach of contract actions, employment and employment discrimination-related suits, employee benefit claims, stockholder suits and other securities laws claims, and tort claims. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and as a result, we could be held liable for their acts or omissions.
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
As a result of operating in the home infusion industry, our business is subject to inherent risk of claims, losses and potential lawsuits alleging incidents involving our employees that are likely to occur in a patient’s home. We maintain professional liability insurance to provide coverage to us and our subsidiaries against these risks. A successful product or professional liability claim in excess of our insurance coverage could harm our consolidated financial statements. Various aspects of our business may subject us to litigation and liability for damages. For example, a prescription drug dispensing error could result in a patient receiving the wrong amount of medication, which could lead to personal injury or death. Our business and consolidated financial statements could suffer if we pay damages or defense costs in connection with a claim that is outside the scope of any applicable contractual indemnity or insurance coverage.
Our insurance coverage also includes property and business interruption liability, cyber liability, clinical trials liability, crime liability, auto liability, intercompany transit liability, workers’ compensation, employers’ liability, executive liability policies (employment practices liability, fiduciary liability, directors’ and officers’ liability), umbrella/excess liability and general liability with varying limits. We cannot assure that the insurance we maintain will satisfy claims made against us or that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms or at all. Claims made against us will be subject to the terms, conditions and exclusions of the insurance policies we maintain. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business.
Pressures relating to downturns in the economy could adversely affect our business and consolidated financial statements.
Medicare, and other federal and state payers, account for a portion of our revenues. During economic downturns and periods of stagnant or slow economic growth, federal and state budgets are typically negatively affected, resulting in reduced reimbursements or delayed payments by the federal and state government healthcare coverage programs in which we participate, including Medicare, Medicaid, and other federal or state assistance plans. Government programs could also slow or temporarily suspend payments, negatively impacting our cash flow and increasing our working capital needs and interest payments. We have seen, and believe we will continue to see, Medicare and state Medicaid programs institute measures aimed at controlling spending growth, including reductions in reimbursement rates.
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

General levels of inflation and specific inflationary pressures may impact areas such as labor, transportation and medical supplies and may persist due to events outside of our control, for example, potential pandemic events, supply chain disruptions, and the broader macroeconomic environment. The rise of inflation may adversely impact our business operations, financial condition and results of operations.
Acquisitions, strategic investments and strategic relationships involve certain risks.
We may pursue acquisitions of strategic investments in, or strategic relationships with businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses, intangible assets and technologies, difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets that could reduce future reported earnings, and potential loss of clients or key employees of acquired companies. We may not be able to successfully integrate the operations, personnel, services or products that we have acquired or may acquire in the future. Strategic investments may also entail some of the risks described above. If these investments are unsuccessful, we may need to incur charges against earnings.
We may also pursue a number of strategic relationships. These relationships may be important to our business and growth prospects. However, we may not be able to maintain these relationships or develop new strategic alliances.
Our business depends on our information systems. A cyber-attack, security breach or our inability to effectively integrate, manage and keep our information systems secure and operational could disrupt our operations.

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
We may experience interruptions, delays and outages in service and availability from time to time, including infrastructure changes, human or software errors, upgrade disruptions and capacity constraints. We have not experienced any material known attacks on our information technology systems that compromised any confidential information. We maintain our information technology systems with safeguards against cyber-attacks including passive intrusion protection, firewalls and virus detection software. In addition, we provide our employees with extensive training on best ways to protect our patient information, including, among others, avoiding phishing emails and sharing access to sensitive information on a need-only basis. However, these safeguards do not ensure that a significant cyber-attack could not occur. Although we have taken steps to protect the security of our information technology systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage or the improper access or disclosure of personal health information or personally identifiable information such as in the event of cyber-attacks.
Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches can create system disruptions or shutdowns or the unauthorized use or disclosure of confidential information. If personal information or protected health information is improperly accessed, tampered with or disclosed as a result of a security breach, we may incur significant costs to notify, and mitigate potential harm to the affected individuals, and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other federal or state laws protecting confidential personal information. In addition, a security breach of our information technology systems could damage our reputation, subject us to liability claims or regulatory penalties for compromised personal information and could have a materially adverse effect on our business, financial condition, and results of operations.

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
Acts of God, such as major weather disturbances, natural disasters, or other force majeure events, could disrupt our operations, supply chain, and the services we provide to patient. Our business relies on a network of prescribers, providers, patients and facilities that can be negatively impacted by local weather disturbances and other force majeure events. For example, in anticipation of major weather events, patients with impaired health may be moved to alternate sites. After a major weather event, availability of electricity, clean water and transportation can impact our ability to provide service in patients’ homes. Additionally, such events could impact key suppliers or vendors, disrupting the services or materials they provide to us. Climate change, or legal, regulatory or market measures to address climate change, could adversely affect our business and results of operations. In addition, acts of God and other force majeure events may cause a reduction in our business or increased costs, such as increased costs in our operations as we incur overtime charges or redirect services to other locations, delays in our ability to work with payers, hospitals, physicians and other strategic partners on new business initiatives, and disruption to referral patterns as patients are moved out of facilities affected by such events or are unable to return to sites of service in patients’ homes.

Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
We have developed and implemented a cybersecurity framework designed to identify, detect, protect, respond to and recover from risks stemming from threats to the security of our information, systems and network using a governance-led risk-based approach. The framework is informed, in part, by the National Institute of Standards and Technology (NIST) Cybersecurity Framework, although this does not necessarily mean that we meet all technical standards, specifications or requirements outlined in the NIST framework. Additionally, we maintain a Systems and Organization Controls (SOC) 2 Type 2 attestation.
Our goal is to maintain an information technology infrastructure that implements physical, administrative, and technical controls. These controls are adjusted based on risk and designed to protect the confidentiality, integrity, and availability of our information systems, including the customer information, personal information, and proprietary information stored on our networks.
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
Our overarching approach to cybersecurity risk management centers on governance, people, processes, and technology. We provide security awareness training to help employees understand their information protection and cybersecurity responsibilities. This includes mandatory annual cybersecurity training and monthly phishing simulations. We also perform periodic internal tabletops or simulation exercises involving technical experts, business and functional leaders, as well as separate exercises with select critical third-party service providers.
We conduct third-party assessments of potential new vendors who process, store or transmit our data, which include a formal security review. This can include the review of documentation related to a vendor’s security attestations, such as SOC 2 Type 2 or HITRUST certifications.
We leverage third-party cybersecurity companies to assess our cybersecurity program and procedures and reaffirm our compliance with SOC 2 standards as well as the HIPAA Security Rule. These assessments aid in continual improvement and help us identify and address risks from cybersecurity threats.
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
Our CISO reports to our Chief Information Officer and leads our overall cybersecurity function. Our CISO has over 20 years of experience in various security roles, which include managing information security, developing cybersecurity strategy, and implementing cybersecurity programs. Our CISO collaborates with senior leaders and other members of our organization to identify and analyze cybersecurity risks and implement controls as appropriate and feasible to mitigate these risks. The CISO also supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, including by collaborating with internal and external stakeholders. Our CISO is supported by a management-led Security Council, which consists of our Chief Executive Officer, Chief Financial Officer and other senior leaders throughout our organization, and which reviews and discusses our cybersecurity program as well as emerging cyber risks, threats, and industry trends, among other topics.
Item 2.    Properties
We currently lease all of our properties from third parties under various lease terms expiring over periods extending through 2039, in addition to a number of non-material month-to-month leases. Our corporate headquarters is located at 3000 Lakeside Drive, Suite 300N, Bannockburn, IL 60015. Our other properties mainly consist of infusion pharmacies equipped with clean room and compounding capabilities. Some infusion pharmacies are co-located with an ambulatory infusion center where patients receive infusion treatments. As of December 31, 2024, we have 92 pharmacies and 93 stand-alone ambulatory infusion suites that support our infusion services business in 43 states.
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
Holders of Record
As of February 21, 2025, there were 76 stockholders of record of our Common Stock.
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
On February 20, 2023, the Company’s Board of Directors approved a share repurchase program of up to an aggregate $250 million of common stock of the Company. On December 6, 2023, the Company’s Board of Directors approved an increase to its stock repurchase program authorization from $250 million to $500 million. This program was completed in December 2024.
The following table provides certain information with respect to the Company’s repurchases of common stock from October 1, 2024 through December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	—	$—	—	$90,004,547
November 1, 2024 - November 30, 2024	1,862,546	22.48	1,862,546	48,139,183
December 1, 2024 - December 31, 2024	2,075,862	23.19	2,075,862	—
	3,938,408	$22.85	3,938,408	$—

In January 2025, the Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $500 million of our common stock.

Stock Performance Graph
The following graph compares the total cumulative returns of Option Care Health, the Nasdaq Composite Index and the S&P Health Care Services Select Industry Index for the five-year period from December 31, 2019 through December 31, 2024. The graph shows the performance of a $100 investment in our Common Stock and each index as of December 31, 2019.

Comparison of Five Year Cumulative Return *
$250
$200
$150
$100
$50
$-
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
Period Ended
OPCH
NASDAQ Composite
S&P Health Care Services Select

* $100 invested on December 31, 2019 in stock or index, including reinvestment of dividends.

	Year Ended December 31,
	2019	2020	2021	2022	2023	2024
Option Care Health, Inc.	$100.00	$104.83	$190.62	$201.68	$225.80	$155.50
Nasdaq Composite Index	$100.00	$143.64	$174.36	$116.65	$167.30	$215.22
S&P Health Care Services Select Industry Index	$100.00	$133.00	$145.57	$116.36	$121.70	$123.45

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
Business Overview
Option Care Health and its wholly-owned subsidiaries provide infusion therapy and other ancillary healthcare services through a national network of 185 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other non-hospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists, work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, therapies for neurological disorders and chronic inflammatory disorders, immunoglobulin therapy, and other therapies for chronic and acute conditions. The Company operates in one segment, infusion services.
Update on the Impact of the Change Healthcare Cybersecurity Incident
As previously disclosed, on February 21, 2024, Change Healthcare, a subsidiary of UnitedHealth Group, experienced an incident in which a cybersecurity threat actor gained access to some of its information technology systems (“Change Healthcare Cybersecurity Incident”). Since the time of the system disruption, Option Care Health has worked continuously to find alternative processes to help maintain patient care and overall operations.
As of December 31, 2024, the Company has not identified any compromise or unauthorized access of its systems or networks due to this third party incident. As of the end of the second quarter of 2024, the Company reconnected to key applications maintained by Change Healthcare and as of the end of the fourth quarter of 2024, the Company has fully recovered.
During the fourth quarter of 2024, the Company did not experience a material financial impact from the Change Healthcare Cybersecurity Incident on the financial results as reported. The Company continues to maintain strong liquidity and, having resumed submission of all claims to payers, has determined that the Change Healthcare Cybersecurity Incident did not materially impact the Company, including its business operations, financial condition or results of operations.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the years ended December 31, 2024 and 2023.
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
Depreciation and Amortization Expense. Depreciation within this caption relates to property and equipment and amortization relates to intangibles. Depreciation of revenue-generating assets, such as infusion pumps, is included in cost of revenue.

Other Income (Expense)
Interest Expense, Net. Interest expense consists principally of interest and fee payments on the Company’s outstanding borrowings under the ABL Facility, First Lien Term Loan, Revolver Facility, Senior Notes, amortization of discount and deferred financing fees, payments associated with the interest rate cap, and interest income earned on cash and cash equivalents. Refer to the “Liquidity and Capital Resources” section below for further discussion of these outstanding borrowings.
Equity in Earnings of Joint Ventures. Equity in earnings of joint ventures consists of our proportionate share of equity earnings or losses from equity investments in two infusion joint ventures with health systems.
Other, Net. During the year ended December 31, 2024, other income (expense) primarily includes activity related to non-operating income and expenses. During the year ended December 31, 2023, other income (expense) primarily includes the termination fee, net of merger-related expenses, received on behalf of Amedisys, Inc. (“Amedisys”). On May 3, 2023, the Company entered into a definitive merger agreement (the “Amedisys Merger Agreement”) with Amedisys, a leading provider of healthcare in home health and hospice settings. On June 26, 2023, the Company entered into an agreement to terminate the Amedisys Merger Agreement (the “Mutual Termination Agreement”). Under the terms of the Mutual Termination Agreement, the Company received a payment of $106.0 million in cash on behalf of Amedisys (the “Termination Fee”).
Income Tax Expense. The Company is subject to taxation in the United States and various states. The Company’s income tax expense is reflective of the current federal and state tax rates.
Change in Unrealized (Loss) Gain on Cash Flow Hedge, Net of Income Tax Benefit (Expense). Change in unrealized (loss) gain on cash flow hedge, net of income tax benefit (expense), consists of the (loss) gain associated with the changes in the fair value of hedging instruments related to the interest rate cap, net of income taxes.

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the years ended December 31, 2024 and 2023 (in thousands, except for percentages). For a discussion of Option Care Health’s consolidated results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2024.

	Year Ended December 31,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$4,998,202	100.0%	$4,302,324	100.0%
COST OF REVENUE	3,985,209	79.7%	3,321,101	77.2%
GROSS PROFIT	1,012,993	20.3%	981,223	22.8%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	630,251	12.6%	607,427	14.1%
Depreciation and amortization expense	60,909	1.2%	59,201	1.4%
Total operating expenses	691,160	13.8%	666,628	15.5%
OPERATING INCOME	321,833	6.4%	314,595	7.3%

OTHER INCOME (EXPENSE):
Interest expense, net	(49,029)	(1.0)%	(51,248)	(1.2)%
Equity in earnings of joint ventures	5,964	0.1%	5,530	0.1%
Other, net	4,831	0.1%	89,865	2.1%
Total other (expense) income	(38,234)	(0.8)%	44,147	1.0%

INCOME BEFORE INCOME TAXES	283,599	5.7%	358,742	8.3%
INCOME TAX EXPENSE	71,776	1.4%	91,652	2.1%
NET INCOME	$211,823	4.2%	$267,090	6.2%

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (expense) of $1,284 and $2,158, respectively	(3,931)	(0.1)%	(6,181)	(0.1)%
OTHER COMPREHENSIVE (LOSS) INCOME	(3,931)	(0.1)%	(6,181)	(0.1)%
NET COMPREHENSIVE INCOME	$207,892	4.2%	$260,909	6.1%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table presents selected consolidated comparative results of operations for the years ended December 31, 2024 and 2023:
Gross Profit

	Year Ended December 31,
	2024	2023	Variance

	(in thousands, except for percentages)
Net revenue	$4,998,202	$4,302,324	$695,878	16.2%
Cost of revenue	3,985,209	3,321,101	664,108	20.0%
Gross profit	$1,012,993	$981,223	$31,770	3.2%
Gross profit margin	20.3%	22.8%
The increase in net revenue during the year ended December 31, 2024 was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had high single digits growth relative to the prior year while chronic revenue grew in the high teens. The increase in cost of revenue was primarily driven by the growth in revenue, therapy mix, and acute drug supply chain disruption, as well as the comparable impact of certain temporary favorable therapy procurement dynamics in the prior year. The decrease in gross profit margin was primarily due to the launch of certain new higher cost therapies included within chronic growth (including rare and orphan therapies) and to the same comparable impact of certain temporary favorable procurement dynamics in the prior year that did not continue into 2024. Additionally, the Company received notice of a manufacturer’s intention to significantly reduce the spread at which the Company procures a certain therapy relative to drug reference prices beginning in early 2025, which is expected to negatively impact gross profit by approximately $60 million to $70 million in 2025.
Operating Expenses

	Year Ended December 31,
	2024	2023	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$630,251	$607,427	$22,824	3.8%
Depreciation and amortization expense	60,909	59,201	1,708	2.9%
Total operating expenses	$691,160	$666,628	$24,532	3.7%
The increase in selling, general and administrative expenses during the year ended December 31, 2024 was primarily due to an increase in salaries, benefits, and general costs to support the business; however, these expenses have declined as a percentage of revenue to 12.6% for the year ended December 31, 2024 compared to 14.1% for the year ended December 31, 2023, due to the Company’s focus on leveraging existing infrastructure to control spending.

Other Income (Expense)

	Year Ended December 31,
	2024	2023	Variance

	(in thousands, except for percentages)
Interest expense, net	$(49,029)	$(51,248)	$2,219	(4.3)%
Equity in earnings of joint ventures	5,964	5,530	434	7.8%
Other, net	4,831	89,865	(85,034)	(94.6)%
Total other (expense) income	$(38,234)	$44,147	$(82,381)	(186.6)%
The decrease in interest expense, net during the year ended December 31, 2024 was primarily attributable to additional interest income generated from our cash and cash equivalents, partially offset by an increase in the Company’s First Lien Term Loan principal balance, compared to the year ended December 31, 2023. See Note 11, Indebtedness, of the consolidated financial statements for further information.
The decrease in other, net during the year ended December 31, 2024 was due to the $106.0 million payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses during the year ended December 31, 2023. There was no comparable activity during the year ended December 31, 2024.
Income Tax Expense

	Year Ended December 31,
	2024	2023	Variance

	(in thousands, except for percentages)
Income tax expense	$71,776	$91,652	$(19,876)	21.7%

The Company recorded income tax expense of $71.8 million and $91.7 million, which represents an effective tax rate of 25.3% and 25.5% for the years ended December 31, 2024 and 2023, respectively. The variance in the Company’s effective tax rate of 25.3% and 25.5% for the years ended December 31, 2024 and 2023, respectively, was primarily attributable to the difference in state taxes, various non-deductible expenses, and a change in state valuation allowance. The variance in the Company’s effective tax rate of 25.3% for the year ended December 31, 2024, compared to the federal statutory rate of 21%, was also primarily attributable to state taxes, various non-deductible expenses, and a change in state valuation allowance. The income tax expense for the year ended December 31, 2023 includes $21.8 million of tax expense related to the Termination Fee received, under the terms of the Mutual Termination Agreement, net of merger-related expenses, and the release of $5.8 million of state valuation allowance in September 2023.

Net Income and Other Comprehensive (Loss) Income

	Year Ended December 31,
	2024	2023	Variance

	(in thousands, except for percentages)
Net income	$211,823	$267,090	$(55,267)	(20.7)%
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (expense)	(3,931)	(6,181)	2,250	(36.4)%
Other comprehensive (loss) income	(3,931)	(6,181)	2,250	(36.4)%
Net comprehensive income	$207,892	$260,909	$(53,017)	(20.3)%
The change in net income for the year ended December 31, 2024 was attributable to the $106.0 million payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses during the year ended December 31, 2023. There was no comparable activity during the year ended December 31, 2024.
For the years ended December 31, 2024 and 2023, the change in unrealized (loss) gain on cash flow hedge, net of income tax benefit (expense) was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income decreased to $207.9 million for the year ended December 31, 2024, compared to net comprehensive income of $260.9 million for the year ended December 31, 2023, primarily as a result of the changes in net income discussed above.

Liquidity and Capital Resources
For the years ended December 31, 2024 and 2023, the Company’s primary sources of liquidity were cash and cash equivalents of $412.6 million and $343.8 million, respectively. As of December 31, 2024, the Company had $395.9 million of borrowings available under its credit facilities (net of $4.1 million undrawn letters of credit issued and outstanding), described further below. During the year ended December 31, 2023, the Company’s positive cash flows from operations have enabled investments in pharmacy, infusion suites, and information technology infrastructure to support growth and create additional capacity in the future, as well as to pursue acquisitions and share repurchases.
The Company’s primary uses of cash and cash equivalents include supporting our ongoing business activities, investment in capital expenditures in both facilities and technology, and the pursuit of acquisitions and share repurchases. Ongoing operating cash outflows are associated with procuring and dispensing drugs, personnel and other costs associated with servicing patients, as well as paying cash interest on outstanding debt and cash taxes. Ongoing investing cash flows are primarily associated with capital projects and business acquisitions, the improvement and maintenance of our pharmacy facilities and investment in our information technology systems. Ongoing financing cash flows are primarily associated with the quarterly principal payments on its outstanding debt, along with potential future share repurchases.
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

Credit Facilities
On May 8, 2024, the Company entered into the third amendment to the amended and restated First Lien Credit Agreement dated as of October 27, 2021 (the “Third Amendment”). The Third Amendment, among other things, (i) provides for an additional $50.0 million of incremental First Lien Term Loan indebtedness and (ii) reduces the interest rate on the First Lien Term Loan from Term Secured Overnight Financing Rate (“SOFR”) (including a credit spread adjustment) plus 2.75% to Term SOFR plus 2.25% and removes the credit spread adjustment with respect to such First Lien Term Loan.
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
On December 7, 2023, the Company entered into the second amendment to the amended and restated First Lien Credit Agreement dated as of October 27, 2021 (the “Second Amendment”). The Second Amendment, among other things, provides for revolving credit commitments by the applicable Revolving Credit Lenders in an aggregate amount of $400.0 million (the “Revolver Facility”) pursuant to which such lenders have agreed to make Revolving Credit Loans to the Company. The Revolver Facility matures on the date that is the earlier of (i) December 7, 2028 and (ii) the date that is 91 days prior to the stated maturity date applicable to any Term B Loans. Borrowings under the Revolver Facility will bear interest at a rate equal to, at the option of the Company, either (i) the Term SOFR applicable thereto plus the Applicable Rate or (ii) the then-applicable Base Rate plus the Applicable Rate, which Applicable Rate shall be, subject to certain caveats thereto, as follows (i) until delivery of financial statements and related Compliance Certificate for the first full fiscal quarter ending after the effective date of the Second Amendment, (A) for Term SOFR Loans, 1.75%, or (B) for Base Rate Loans, 0.75% and (ii) thereafter, the Applicable Rate for Term SOFR Loans and Base Rate Loans, based upon the Total Net Leverage Ratio as set forth in the most recent Compliance Certificate received by the Administrative Agent pursuant to the terms of the Credit Agreement. As of December 31, 2024, the Company had $4.1 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $395.9 million.
The Senior Notes bear interest at a rate of 4.375% per annum, which are payable semi-annually in arrears on October 31 and April 30 of each year, and which began on April 30, 2022. The Senior Notes mature on October 31, 2029.
Interest payments over the course of long-term debt obligations total an estimated $271.1 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on current rates as of December 31, 2024. Actual payments are based on changes in SOFR and exclude the interest rate cap derivative instrument.

Cash Flows
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table presents selected data from Option Care Health’s consolidated statements of cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Variance

	(in thousands)
Net cash provided by operating activities	$323,392	$371,295	$(47,903)
Net cash used in investing activities	(36,470)	(56,506)	20,036
Net cash used in financing activities	(218,206)	(265,126)	46,920
Net increase in cash and cash equivalents	68,716	49,663	19,053
Cash and cash equivalents - beginning of period	343,849	294,186	49,663
Cash and cash equivalents - end of period	$412,565	$343,849	$68,716
Cash Flows from Operating Activities
The decrease in cash provided by operating activities during the year ended December 31, 2024 was primarily due to the $106.0 million payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses during the year ended December 31, 2023, changes in accounts receivable and accrued compensation and employee benefits. Additionally, changes in accounts payable and inventory were driven by organic growth in the Company as well as strategic supply chain purchases.
Cash Flows from Investing Activities
The decrease in cash used in investing activities during the year ended December 31, 2024 was primarily due to prior year acquisition activity with no comparable activity during the year ended December 31, 2024. See Note 3, Business Acquisitions and Divestitures, of the consolidated financial statements for more information.
Cash Flows from Financing Activities
The decrease in cash used in financing activities was primarily related to the Company’s debt refinancing in May 2024, in which $50.0 million in proceeds from issuance of debt was received, which partially offset $250.0 million in repurchase of common stock during the year ended December 31, 2024, whereas the cash used in financing activities during the year ended December 31, 2023 was primarily related to the Company’s $250.0 million repurchase of common stock.

Critical Accounting Estimates
The Company prepares its consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”), which require the Company to make estimates and assumptions. The Company evaluates its estimates and judgments on an ongoing basis. Estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period presented. The Company’s actual results may differ from these estimates, and different assumptions or conditions may yield different estimates.
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
After applying the criteria from ASC 606, an allowance for doubtful accounts is established only as a result of an adverse change in the payers’ ability to pay outstanding billings. As of December 31, 2024 and 2023, the Company had no allowance for doubtful accounts. The Company recorded an allowance for implicit price concessions based on its historical experience of additional revenue being recorded or revenue being written off when amounts received are greater than or less than the originally estimated net realizable value. The detailed assessments included, among other factors, current over/under payments which had not yet been applied to an account, historical contractual adjustments, and historical payments. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled.

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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company’s primary market risk exposure is to changing SOFR‑based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. At December 31, 2024, we had outstanding debt of $631.6 million under our First Lien Term Loan with a variable interest rate component. See Note 11, Indebtedness, of the consolidated financial statements for more information.
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
A hypothetical 100-basis point increase or decrease in market interest rates associated with the unhedged variable-rate debt over a 12-month period would result in a change to interest expense of approximately $3.3 million.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Option Care Health, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Option Care Health, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We identified the sufficiency of audit evidence over the evaluation of transaction price adjustments as a critical audit matter. Complex auditor judgment was required to evaluate the sufficiency of audit evidence obtained due to the large volume of data and information technology (IT) applications utilized in the transaction price adjustment process to capture and aggregate the data.

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
Chicago, Illinois
February 26, 2025

OPTION CARE HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$412,565	$343,849
Accounts receivable, net	409,733	377,658
Inventories	388,131	274,004
Prepaid expenses and other current assets	112,198	98,744
Total current assets	1,322,627	1,094,255

NONCURRENT ASSETS:
Property and equipment, net	127,367	120,630
Operating lease right-of-use asset	86,528	84,159
Intangible assets, net	16,993	20,092
Referral sources, net	284,017	315,304
Goodwill	1,540,246	1,540,246
Other noncurrent assets	43,965	42,349
Total noncurrent assets	2,099,116	2,122,780
TOTAL ASSETS	$3,421,743	$3,217,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$610,779	$426,513
Accrued compensation and employee benefits	63,028	92,508
Accrued expenses and other current liabilities	77,783	75,010
Current portion of operating lease liability	22,044	18,278
Current portion of long-term debt	6,512	6,000
Total current liabilities	780,146	618,309

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,104,641	1,056,650
Operating lease liability, net of current portion	84,776	85,484
Deferred income taxes	47,576	34,920
Other noncurrent liabilities	366	—
Total noncurrent liabilities	1,237,359	1,177,054
Total liabilities	2,017,505	1,795,363

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of December 31, 2024 and 2023, respectively.	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 183,846,725 shares issued and 166,261,112 shares outstanding as of December 31, 2024; 182,905,559 shares issued and 174,575,537 shares outstanding as of December 31, 2023.	18	18
Treasury stock; 17,585,613 and 8,330,022 shares outstanding, at cost, as of December 31, 2024 and 2023, respectively.	(507,598)	(255,107)
Paid-in capital	1,231,435	1,204,270
Retained earnings	669,336	457,513
Accumulated other comprehensive income	11,047	14,978
Total stockholders’ equity	1,404,238	1,421,672
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,421,743	$3,217,035
The accompanying notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2024	2023	2022
NET REVENUE	$4,998,202	$4,302,324	$3,944,735
COST OF REVENUE	3,985,209	3,321,101	3,077,817
GROSS PROFIT	1,012,993	981,223	866,918

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	630,251	607,427	566,122
Depreciation and amortization expense	60,909	59,201	60,565
Total operating expenses	691,160	666,628	626,687
OPERATING INCOME	321,833	314,595	240,231

OTHER INCOME (EXPENSE):
Interest expense, net	(49,029)	(51,248)	(53,806)
Equity in earnings of joint ventures	5,964	5,530	5,125
Other, net	4,831	89,865	14,218
Total other (expense) income	(38,234)	44,147	(34,463)

INCOME BEFORE INCOME TAXES	283,599	358,742	205,768
INCOME TAX EXPENSE	71,776	91,652	55,212
NET INCOME	$211,823	$267,090	$150,556

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (expense) of $1,284, $2,158 and $(7,259), respectively	$(3,931)	$(6,181)	$21,610
OTHER COMPREHENSIVE (LOSS) INCOME	(3,931)	(6,181)	21,610
NET COMPREHENSIVE INCOME	$207,892	$260,909	$172,166

EARNINGS PER COMMON SHARE:
Earnings per share, basic	$1.23	$1.49	$0.83
Earnings per share, diluted	$1.23	$1.48	$0.83

Weighted average common shares outstanding, basic	171,567	178,973	181,105
Weighted average common shares outstanding, diluted	172,845	180,375	182,075
The accompanying notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$211,823	$267,090	$150,556
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	63,498	62,200	65,434
Non-cash operating lease costs	22,581	18,533	19,713
Deferred income taxes - net	12,656	12,766	49,187
Gain on sale of assets	—	—	(9,403)
Loss on extinguishment of debt	377	—	—
Amortization of deferred financing costs	4,628	4,446	4,304
Equity in earnings of joint ventures	(5,964)	(5,530)	(5,125)
Stock-based incentive compensation expense	36,143	30,479	16,783
Distribution from equity method investments	2,400	4,000	5,875
Other adjustments	(4,504)	(1,244)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(32,075)	224	(36,889)
Inventories	(114,127)	(51,000)	(41,010)
Prepaid expenses and other current assets	(15,601)	(6,290)	(16,798)
Accounts payable	183,395	47,703	98,885
Accrued compensation and employee benefits	(29,480)	15,546	(7,770)
Accrued expenses and other current liabilities	6,133	(1,727)	10,535
Operating lease liabilities	(21,911)	(17,529)	(21,395)
Other noncurrent assets and liabilities	3,420	(8,372)	(15,335)
Net cash provided by operating activities	323,392	371,295	267,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(35,606)	(41,866)	(35,358)
Proceeds from sale of assets	—	3,743	14,670
Business acquisitions, net of cash acquired	—	(12,494)	(87,364)
Other investing activities	(864)	(5,889)	—
Net cash used in investing activities	(36,470)	(56,506)	(108,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock-based compensation tax withholdings	(12,382)	(3,115)	352
Purchase of company stock and related excise taxes	(252,726)	(250,261)	—
Proceeds from warrant exercises	—	—	20,916
Proceeds from issuance of debt	49,959	—	—
Repayments of debt principal	(6,384)	(6,000)	(6,000)
Deferred financing costs	(77)	—	—
Other financing activities	3,404	(5,750)	—
Net cash (used in) provided by financing activities	(218,206)	(265,126)	15,268

NET INCREASE IN CASH AND CASH EQUIVALENTS	68,716	49,663	174,763
Cash and cash equivalents - beginning of the period	343,849	294,186	119,423
CASH AND CASH EQUIVALENTS - END OF PERIOD	$412,565	$343,849	$294,186

Supplemental disclosure of cash flows information:
Cash paid for interest	$71,553	$69,804	$50,372
Cash paid for income taxes	$64,522	$75,241	$13,438
Cash paid for operating leases	$28,505	$27,391	$25,311
The accompanying notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - December 31, 2021	$—	$18	$(2,403)	$1,138,855	$39,867	$(451)	$1,175,886
Stock-based incentive compensation	—	—	—	16,783	—	—	16,783
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	352	—	—	352
Exercise of warrants	—	—	—	20,916	—	—	20,916
Net income	—	—	—	—	150,556	—	150,556
Other comprehensive income	—	—	—	—	—	21,610	21,610
Balance - December 31, 2022	$—	$18	$(2,403)	$1,176,906	$190,423	$21,159	$1,386,103
Stock-based incentive compensation	—	—	—	30,479	—	—	30,479
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(3,115)	—	—	(3,115)
Purchase of company stock, and related tax effects	—	—	(252,704)	—	—	—	(252,704)
Net income	—	—	—	—	267,090	—	267,090
Other comprehensive loss	—	—	—	—	—	(6,181)	(6,181)
Balance - December 31, 2023	$—	$18	$(255,107)	$1,204,270	$457,513	$14,978	$1,421,672
Stock-based incentive compensation	—	—	—	36,143	—	—	36,143
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(8,978)	—	—	(8,978)
Purchase of company stock, and related tax effects	—	—	(252,491)	—	—	—	(252,491)
Net income	—	—	—	—	211,823	—	211,823
Other comprehensive loss	—	—	—	—	—	(3,931)	(3,931)
Balance - December 31, 2024	$—	$18	$(507,598)	$1,231,435	$669,336	$11,047	$1,404,238
The accompanying notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND PRESENTATION OF FINANCIAL STATEMENTS
Corporate Organization and Business — The Company’s stock is listed on the Nasdaq Global Select Market as of December 31, 2024. During the year ended December 31, 2023, HC Group Holdings I, LLC. (“HC I”), a former affiliated shareholder, completed sales of 23,771,926 shares of its Option Care common stock which resulted in the full divestment by HC 1 at that time. In addition, the Company repurchased 2,475,166 shares from HC I on March 3, 2023 under the Company’s share repurchase program. See Note 16, Stockholders’ Equity, for further discussion of the Company’s share repurchase program.
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary healthcare services through a national network of 92 full service pharmacies and 93 stand-alone ambulatory infusion sites. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2024 and 2023, cash equivalents consisted of money market funds.
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
Price concessions may result from patient hardships, patient uncollectible accounts sent to collection agencies, lack of recovery due to not receiving prior authorization, differing interpretations of covered therapies in payer contracts, different pricing methodologies, or various other reasons. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), an allowance for doubtful accounts is established only as a result of an adverse change in the Company’s payers’ ability to pay outstanding billings. In addition, the company assesses if there have been any changes to historical credit losses to determine if an allowance for credit losses is needed. The Company had an immaterial allowance for doubtful accounts and credit losses as of December 31, 2024 and 2023.
Included in accounts receivable are earned but unbilled gross receivables of $105.3 million and $89.1 million as of December 31, 2024 and 2023, respectively. Delays ranging from one day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payer-specific documentation from internal and external sources.
See Revenue Recognition for a further discussion of the Company’s revenue recognition policy.
Inventories — Inventories, which consist primarily of pharmaceuticals, is stated at the lower of first‑in, first‑out cost or net realizable value basis, which the Company believes is reflective of the physical flow of inventories.
Prepaid Expenses and Other Current Assets — Included in prepaid expenses and other current assets are rebates receivable from pharmaceutical and medical supply manufacturers of $54.4 million and $52.0 million for the years ended December 31, 2024 and 2023, respectively.
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
Leases may contain rent escalations; however, the Company recognizes the lease expense on a straight-line basis over the expected lease term. The Company reviews the terms of any lease renewal options to determine if it is reasonably certain that the renewal options will be exercised. The Company has determined that the expected lease term is typically the minimum non-cancelable period of the lease.
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

Goodwill, Intangible Assets, Property and Equipment, and Referral Sources — Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other. The Company tests goodwill for impairment annually, or more frequently whenever events or circumstances indicate that impairment may exist. Goodwill is stated at cost less accumulated impairment losses. The Company completes its goodwill impairment test annually in the fourth quarter on a qualitative basis. See Note 10, Goodwill and Other Intangible Assets, for further discussion of the Company’s goodwill and other intangible assets.
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
The Company assesses long‑lived assets for impairment whenever events or circumstances indicate that a certain asset or asset group may be impaired. If circumstances require that a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flows basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Equity-Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying consolidated balance sheets. As of December 31, 2024 and 2023, the balance of the investments was $24.5 million and $20.9 million, respectively. The investments are increased to reflect the Company’s capital contributions and equity in earnings of the investees. The investments are decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying consolidated statements of comprehensive income. The Company’s proportionate share of earnings was $6.0 million, $5.5 million and $5.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Distributions from the investees are treated as cash inflows from operating activities in the consolidated statements of cash flows. During the years ended December 31, 2024, 2023 and 2022, the Company received distributions from the investees of $2.4 million, $4.0 million and $5.9 million, respectively. See Note 17, Related-Party Transactions, for discussion of related-party transactions with these investees.
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
The Company recognizes income tax positions that are more likely than not to be sustained on their technical merits. The Company measures recognized income tax positions at the maximum benefit that is more likely than not, based on cumulative probability, realizable upon final settlement of the position. Interest and penalties related to unrecognized tax benefits are reported in income tax expense (benefit). Tax related interest and penalties are classified as a component of income tax expense (benefit).
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 15%, 14% and 14% for the years ended December 31, 2024, 2023 and 2022, respectively. There were no other managed care contracts that represent greater than 10% of revenue for the years presented.
For the years ended December 31, 2024, 2023 and 2022, approximately 12%, 12% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs such as Medicare and Medicaid. As of December 31, 2024 and 2023, approximately 11% and 12%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
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
For the year ended December 31, 2024, approximately 58% of the Company’s pharmaceutical and medical supply purchases were from three vendors. For the years ended December 31, 2023 and 2022, approximately 72% and 73%, respectively, of the Company’s pharmaceutical and medical supply purchases were from four vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue or decreased gross profit, which could adversely affect the Company’s financial condition or operating results.
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

Recently Issued Accounting Pronouncements — In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU improves the disclosures around a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The amendments in this ASU do not change or remove current presentation requirements or current expense disclosure requirements. However, the amendments affect where this information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. The Company is required to adopt this ASU for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its results of operations, cash flows, financial position, and disclosures.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. The ASU improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities, including those public entities that have a single reportable segment, to enable investors to develop more decision-useful financial analyses. The Company is required to adopt this ASU for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU was adopted during the year ended December 31, 2024 and applied retrospectively to all prior periods presented in the financial statements. The adoption did not have any material impact on the Company’s results of operations, cash flows, financial position, or disclosures. See Note 18, Segment Reporting, for further discussion.

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

3. BUSINESS ACQUISITIONS AND DIVESTITURES
Amedisys, Inc. — On May 3, 2023, the Company entered into a definitive merger agreement with Amedisys. Under the terms of the merger agreement, the Company would issue new shares of its common stock to Amedisys stockholders, which would result in the Company’s stockholders holding approximately 64.5% of the combined company.
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
Respiratory Therapy Asset Sale — The Company closed the transaction in December 2022, for a sale price of $18.4 million comprised of $14.7 million in proceeds received at the time of closing and $3.7 million recorded as a current asset which was paid in the year ended December 31, 2023. Pursuant to the final transaction terms, $8.8 million of assets were sold, along with $0.7 million of liabilities that were previously classified as held for sale at the lower of their carrying amount or fair values less cost to sell. As a result of the transaction, a $10.3 million pre-tax gain on sale was recorded within Other, net in the Company’s consolidated statements of comprehensive income within the year ended December 31, 2022.
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
4. REVENUE
The following table sets forth the net revenue earned by category of payer for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Commercial payers	$4,348,991	$3,747,568	$3,421,888
Government payers	584,271	500,891	477,818
Patients	64,940	53,865	45,029
Net revenue	$4,998,202	$4,302,324	$3,944,735
5. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan and matches 100% of employee contributions, up to 4% of employee compensation. The Company recorded expense for the defined contribution plan of $13.3 million, $13.1 million and $12.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. In the years ended December 31, 2024, 2023 and 2022, Company contributions of $13.3 million, $12.4 million and $11.8 million, respectively, were paid.

6. INCOME TAXES
The income tax expense (benefit) consists of the following for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S. federal income tax expense (benefit):
Current	$47,239	$56,474	$4,103
Deferred	16,396	18,739	38,810
	63,635	75,213	42,913
State income tax expense (benefit):
Current	10,597	20,253	9,182
Deferred	(2,456)	(3,814)	3,117
	8,141	16,439	12,299
Total income tax expense (benefit)	$71,776	$91,652	$55,212
The difference between the statutory federal income tax rate and the effective tax rate is as follows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes net of federal tax benefit	3.5%	4.8%	5.0%
Valuation allowance	(0.8)%	(1.5)%	0.0%
Share based compensation impacts	1.2%	0.7%	0.4%
Other, net	0.4%	0.5%	0.4%
Effective income tax rate	25.3%	25.5%	26.8%

The Company recorded income tax expense of $71.8 million, $91.7 million, and $55.2 million, which represents an effective tax rate of 25.3%, 25.5%, and 26.8% for the years ended December 31, 2024, 2023, and 2022, respectively. In March 2024, the Company released $2.2 million of state valuation allowance. The variance in the Company’s effective tax rate of 25.3% for the year ended December 31, 2024 compared to the federal statutory rate of 21% is primarily attributable to the difference in state taxes, various non-deductible expenses, and a change in state valuation allowance. The variance in the Company’s effective tax rate of 25.3% and 25.5% for the years ended December 31, 2024 and 2023, respectively, is also primarily attributable to the difference in state taxes, various non-deductible expenses, and a change in state valuation allowance. The income tax expense for the year ended December 31, 2023 includes $21.8 million of tax expense related to the Termination Fee payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses. In September 2023, the Company released $5.8 million of state valuation allowance. The variance in the Company’s effective tax rate of 25.5% and 26.8% for the years ended December 31, 2023 and 2022, respectively, is primarily attributable to the difference in state taxes, various nondeductible expenses, and a change in state valuation allowance.

The components of deferred income tax assets and liabilities were as follows as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Price concessions	$8,053	$5,365
Compensation and benefits	6,166	7,609
Interest limitation carryforward	5,768	13,802
Operating lease liability	23,880	26,378
Net operating losses	50,860	56,980
Other	12,676	7,556
Deferred tax assets before valuation allowance	107,403	117,690
Valuation allowance	(3,337)	(6,371)
Deferred tax assets net of valuation allowance	104,066	111,319

Deferred tax liabilities:
Accelerated depreciation	(12,630)	(8,882)
Operating lease right-of-use asset	(18,883)	(21,504)
Intangible assets	(48,412)	(52,502)
Goodwill	(59,303)	(52,188)
Other	(12,414)	(11,163)
Deferred tax liabilities	(151,642)	(146,239)
Net deferred tax liabilities	$(47,576)	$(34,920)
Deferred tax assets are generally required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the year ended December 31, 2024, the Company maintains a valuation allowance of $3.3 million against certain state net operating losses (“NOL”). In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities, including the effect in available carryback and carryforward periods, projected taxable income and tax-planning strategies, in making this assessment. On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated.
At December 31, 2024, the Company had $35.6 million of tax-effected federal NOL carryforwards all of which are currently available to offset future taxable income in the United States and reflected as a deferred tax asset of the company. Tax-effected federal NOL carryforwards of $24.6 million expire beginning in 2028 through 2036, and $11.0 million of tax-effected federal NOLs have an indefinite carryforward period. At December 31, 2024, the Company had $5.8 million tax-effected amounts of interest limitation carryforwards which have an indefinite carryforward period. At December 31, 2024, the Company also had $15.3 million tax-effected amounts of cumulative state NOL carryforwards available to offset future taxable income in various states. These state NOL carryforwards will begin to expire beginning in 2025 through 2043, with some having an indefinite carryforward period.
At December 31, 2024, 2023 and 2022, there were no unrecognized tax benefits for uncertain tax positions. Tax related interest and penalties are classified as a component of income tax expense.

The following table presents the valuation allowance for deferred tax assets for the years ended December 31, 2024, 2023 and 2022 (in thousands):

		Additions
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged (Benefit) to Other Accounts	Balance at End of Period
2022: Valuation allowance for deferred tax assets	$13,151	$(95)	$—	$13,056
2023: Valuation allowance for deferred tax assets	$13,056	$(6,685)	$—	$6,371
2024: Valuation allowance for deferred tax assets	$6,371	$(3,034)	$—	$3,337
The company files income tax returns in the U.S. and various state and local jurisdictions. There are no ongoing Federal or state income tax audits as of December 31, 2024. The statute remains open for examination by the Internal Revenue Service beginning with year 2021 in state jurisdictions for periods beginning in 2020.
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
The earnings are used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the years ended December 31, 2024, 2023 and 2022 includes the effect of shares that would be issued in connection with warrants, stock options, restricted stock awards and performance stock unit awards, as these common stock equivalents are dilutive to the earnings per share.
The following table presents the Company’s common stock equivalents that were excluded from the calculation of earnings per share as they would be anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Warrants	—	—	—
Stock option awards	854,545	1,214,560	629,690
Restricted stock awards	376,743	340,331	205,652
Performance stock unit awards	286,881	—	—

The following tables present the Company’s basic and diluted earnings per share and shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (1) (2)	$211,823	$267,090	$150,556
Denominator:
Weighted average number of common shares outstanding	171,567	178,973	181,105
Earnings per Common Share:
Earnings per common share, basic	$1.23	$1.49	$0.83

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (1) (2)	$211,823	$267,090	$150,556
Denominator:
Weighted average number of common shares outstanding	171,567	178,973	181,105
Effect of dilutive securities	1,278	1,402	970
Weighted average number of common shares outstanding, diluted	172,845	180,375	182,075
Earnings per Common Share:
Earnings per common share, diluted	$1.23	$1.48	$0.83

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

8. LEASES
During the years ended December 31, 2024, 2023 and 2022, the Company incurred operating lease expenses of $32.7 million, $30.6 million, and $29.1 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the consolidated statements of comprehensive income. As of December 31, 2024 and December 31, 2023, the weighted-average remaining lease term was 6.5 years and 6.8 years, respectively, and the weighted-average discount rate was 6.56% and 6.16%, respectively.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2025	$28,286
2026	25,523
2027	20,406
2028	13,907
2029	9,306
2030 and beyond	36,515
Total lease payments	133,943
Less: interest	(27,123)
Present value of lease liabilities	$106,820
During the years ended December 31, 2024, 2023 and 2022, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the consolidated statements of cash flows of $25.0 million, $30.5 million, and $17.2 million, respectively, related to the increases in the operating lease ROU asset and operating lease liabilities. As of December 31, 2024, the Company did not have any significant operating or financing leases that had not yet commenced.

9. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Infusion pumps	$37,659	$36,943
Equipment, furniture and other	24,055	23,593
Leasehold improvements	116,675	99,725
Computer software, purchased and internally developed	46,532	50,572
Assets under development	22,990	33,668
	247,911	244,501
Less: accumulated depreciation	(120,544)	(123,871)
Property and equipment, net	$127,367	$120,630
Depreciation expense is recorded within cost of revenue and operating expenses within the consolidated statements of comprehensive income, depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year ended December 31,
	2024	2023	2022
Depreciation expense in cost of revenue	$2,590	$2,999	$4,869
Depreciation expense in operating expenses	26,503	24,820	27,374
Total depreciation expense	$29,093	$27,819	$32,243

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
A qualitative impairment analysis was performed in the fourth quarter of 2024, 2023 and 2022, to assess whether it is more likely than not that the fair value of the Company’s reporting units are less than their carrying value. The Company assessed relevant events and circumstances including macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and changes in the Company’s stock price. The Company determined that there was no goodwill impairment in 2024, 2023 or 2022.
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
Changes in the carrying amount of goodwill consist of the following activity for the years ended December 31, 2024, 2023 and 2022 (in thousands):

Balance at December 31, 2021	$1,477,564
Acquisitions	54,543
Purchase accounting adjustments	1,317
Balance at December 31, 2022	$1,533,424
Acquisitions	6,998
Purchase accounting adjustments	(176)
Balance at December 31, 2023	$1,540,246
Acquisitions	—
Purchase accounting adjustments	—
Balance at December 31, 2024	$1,540,246

The carrying amount and accumulated amortization of intangible assets consist of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Gross intangible assets:
Referral sources	$514,388	$514,388
Trademarks/names	39,136	39,136
Other amortizable intangible assets	985	995
Total gross intangible assets	554,509	554,519

Accumulated amortization:
Referral sources	(230,371)	(199,084)
Trademarks/names	(22,599)	(19,698)
Other amortizable intangible assets	(529)	(341)
Total accumulated amortization	(253,499)	(219,123)
Total intangible assets, net	$301,010	$335,396
Amortization expense for intangible assets was $34.4 million, $34.2 million and $32.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Expected future amortization expense for intangible assets recorded at December 31, 2024, is as follows (in thousands):

Amount
2025	$34,176
2026	34,071
2027	33,931
2028	33,880
2029	33,875
2030 and beyond	131,077
Total	$301,010

11. INDEBTEDNESS
Long-term debt consisted of the following as of December 31, 2024 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	631,617	(5,537)	(7,555)	618,525
Senior Notes	500,000	—	(7,372)	492,628
	$1,131,617	$(5,537)	$(14,927)	1,111,153
Less: current portion				(6,512)
Total long-term debt				$1,104,641
Long-term debt consisted of the following as of December 31, 2023 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	588,000	(6,974)	(9,678)	571,348
Senior Notes	500,000	—	(8,698)	491,302
	$1,088,000	$(6,974)	$(18,376)	1,062,650
Less: current portion				(6,000)
Total long-term debt				$1,056,650
On May 8, 2024, the Company entered into the Third Amendment to the amended and restated First Lien Credit Agreement dated as of October 27, 2021. The Third Amendment, among other things, (i) increases borrowings by $50.0 million and (ii) reduces the interest rate on the First Lien Term Loan from Term SOFR (including a credit spread adjustment) plus 2.75% to Term SOFR plus 2.25% and removes the credit spread adjustment with respect to such First Lien Term Loan.
The principal balance of the First Lien Term Loan is repayable in quarterly installments of $1.6 million plus interest, with a final payment of all remaining outstanding principal due on October 27, 2028. The quarterly principal payments commenced in March 2022. Under the Third Amendment, interest on the First Lien Term Loan is payable monthly on either (i) SOFR (with a floor of 0.50% per annum) plus an applicable margin of 2.25% for Term SOFR Loans (as such term is defined in the Third Amendment); or (ii) a base rate determined in accordance with the Third Amendment, plus 1.25% for Base Rate Loans (as such term is defined in the Third Amendment). The interest rate on the First Lien Term Loan was 6.82% and 8.21% as of December 31, 2024 and 2023, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 7.61% and 7.83% for the years ended December 31, 2024 and 2023, respectively.
The Company assessed whether the repayment of the First Lien Term Loan indebtedness resulted in an insubstantial modification or an extinguishment of the existing debt for each loan in the syndication by grouping lenders as follows: (i) Lenders participating in both the First Lien Term Loan and Senior Notes; (ii) previous lenders that exited; and (iii) new lenders. The Company determined that $0.4 million of the First Lien Term Loan were extinguished. The First Lien Term Loan had insubstantial modifications for lenders that participated in both debt instruments, which resulted in a cash inflow from financing activities of $50.0 million in the consolidated statements of cash flows. The Company incurred $1.6 million in fees, of which $0.1 million was capitalized, relative to the First Lien Term Loan and an immaterial amount of the total fees incurred was netted against the $50.0 million of debt proceeds as financing activities within the consolidated statements of cash flows. The Company recognized a loss on extinguishment of debt of $0.4 million included in the line entitled “Other, net” in the consolidated statements of comprehensive income.
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

On December 7, 2023, the Company entered into the Second Amendment to the amended and restated First Lien Credit Agreement dated as of October 27, 2021. The Second Amendment, among other things, creates a Revolver Facility which provides for borrowings up to $400.0 million. As of December 31, 2024, the Company had $4.1 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $395.9 million. As of December 31, 2023, the Company had $5.3 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $394.7 million. The Revolver Facility matures on the date that is the earlier of (i) December 7, 2028 and (ii) the date that is 91 days prior to the stated maturity date applicable to any Term B Loans. Borrowings under the Revolver Facility bear interest at a rate equal to, at the option of the Company, either (i) the Term SOFR applicable thereto plus the Applicable Rate or (ii) the then-applicable Base Rate plus the Applicable Rate, which Applicable Rate shall be, subject to certain caveats thereto, as follows (i) until delivery of financial statements and related Compliance Certificate for the first full fiscal quarter ending after the effective date of the Second Amendment, (A) for Term SOFR Loans, 1.75%, or (B) for Base Rate Loans, 0.75% and (ii) thereafter, the Applicable Rate for Term SOFR Loans and Base Rate Loans, based upon the Total Net Leverage Ratio as set forth in the most recent Compliance Certificate received by the Administrative Agent pursuant to the terms of the Credit Agreement.
Concurrently with the creation of the Revolver Facility, the Company terminated the asset-based lending revolving credit facility (the “ABL Facility”) with a maturity date of October 27, 2026. Prior to the transition to the Revolver Facility, the ABL Facility had been in effect from August 6, 2019 to December 7, 2023. Effective January 13, 2023, the Company entered into an agreement to amend the ABL Facility and increase the amount of borrowing availability from $175.0 million by $50.0 million to $225.0 million total borrowing availability. As a result of the amended agreement, SOFR was established as the new reference rate, replacing LIBOR. Prior to the termination of the ABL Facility in December 2023, the ABL Facility bore interest at a rate equal to, at the Company’s election, either (i) a base rate determined in accordance with the ABL Credit Agreement plus an applicable margin, which is equal to between 0.25% and 0.75% based on the historical excess availability as a percentage of the Line Cap (as such term is defined in the ABL Credit Agreement); and (ii) SOFR (with a floor of —% per annum) plus an applicable margin, which is equal to between 1.25% and 1.75% based on the historical excess availability as a percentage of the Line Cap. The ABL Facility contained commitment fees payable on the unused portion ranging from 0.25% to 0.375%, depending on various factors including the Company’s leverage ratio, type of loan and rate type, and letter of credit fees of 2.50%. Borrowings under the ABL Facility were secured by a first priority security interest in the Company’s and each of its subsidiaries’ inventory, accounts receivable, cash, deposit accounts and certain assets and property related thereto (the “ABL Priority Collateral”), in each case subject to certain exceptions, and a third priority security interest in each of the Company’s subsidiaries’ capital stock (subject to certain exceptions) and substantially all of the Company’s property and assets (other than the ABL Priority Collateral).
In conjunction with the October 2021 Refinancing, the Company also issued $500.0 million in aggregate principal of unsecured senior notes (“Senior Notes”). The Senior Notes bear interest at a rate of 4.375% per annum payable semi-annually in arrears on October 31 and April 30 of each year, commencing on April 30, 2022. The Senior Notes mature on October 31, 2029. The interest rate on the Senior Notes was 4.375% as of both December 31, 2024 and 2023. The weighted average interest rate incurred on the Senior Notes was 4.375% for both years ended December 31, 2024 and 2023.
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2025	$6,512
2026	6,512
2027	6,512
2028	612,081
2029	500,000
Total	$1,131,617
During the year ended December 31, 2024, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 12, Derivative Instruments, for further discussion.

The following table presents the estimated fair values of the Company’s debt obligations as of December 31, 2024 (in thousands):

Financial Instrument	Carrying Value as of December 31, 2024	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$618,525	$—	$634,774	$—
Senior Notes	492,628	—	460,000	—
Total debt instruments	$1,111,153	$—	$1,094,774	$—

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
The following table summarizes the amount and location of the Company’s derivative instruments in the consolidated balance sheets (in thousands):

	Fair Value - Derivatives in Asset Position
Derivative	Balance Sheet Caption	December 31, 2024	December 31, 2023
Interest rate cap designated as cash flows hedge	Prepaid expenses and other current assets	$8,034	$9,746
Interest rate cap designated as cash flows hedge	Other noncurrent assets	6,680	10,183
Total derivative assets		$14,714	$19,929
The gain and loss associated with the changes in the fair value of the effective portion of hedging instruments are recorded into other comprehensive (loss) income. The gain and loss associated with the changes in the fair value of the hedging instrument is recognized in net income through interest expense. The following table presents the pre-tax (loss) gain from derivative instruments recognized in other comprehensive (loss) income in the Company’s consolidated statements of comprehensive income (in thousands):

	Year Ended December 31,
Derivative	2024	2023	2022
Interest rate cap designated as cash flows hedge	$(5,215)	$(8,339)	$28,869
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s consolidated statement of comprehensive income related to the Company’s derivative instruments (in thousands):

		Year Ended December 31,
Derivative	Income Statement Caption	2024	2023	2022
Interest rate cap designated as cash flows hedge	Interest expense, net	$11,527	$10,974	$1,090
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
There were no other assets or liabilities measured at fair value at December 31, 2024 or 2023.
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

15. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by stockholders on May 3, 2018, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors. The 2018 plan is administered by the Company’s Compensation Committee, a standing committee of the Board of Directors. In May 2024, an additional 4,000,000 shares were authorized for issuance under the amended 2018 Plan, resulting in a total of 13,101,734 shares of common stock authorized for issuance as of December 31, 2024. As of December 31, 2023, a total of 9,101,734 shares of common stock were authorized for issuance under the amended 2018 Plan.
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
Compensation expense from stock options is recognized on a straight-line basis over the requisite service period. During the years ended December 31, 2024, 2023 and 2022, the Company recognized compensation expense related to stock options of $5.9 million, $6.5 million and $2.5 million, respectively.
There were no options granted during the year ended December 31, 2024. The weighted average grant-date fair value of options granted during the years ended December 31, 2023 and 2022 was $15.72 and $12.51, respectively. The fair value of stock options granted was estimated on the date of grant using a Black-Scholes pricing model. The assumptions used to compute the fair value of options for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
Expected volatility	51.43%	51.19%
Risk-free interest rate	4.16%	3.91%
Expected life of options	6.2 years	6.2 years
Dividend rate	—	—
A summary of stock option activity for the year ended December 31, 2024 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life
Balance at December 31, 2023	1,746,272	$25.08	$15,028
Granted	—	$—	$—
Exercised	(161,553)	$18.14	$1,875
Forfeited and expired	(101,486)	$26.05	$32
Balance at December 31, 2024	1,483,233	$25.79	$1,590	7.35 years
Exercisable at December 31, 2024	595,984	$22.96	$1,365	6.52 years
During the years ended December 31, 2024, 2023 and 2022, an immaterial number of shares were surrendered to satisfy tax withholding obligations on the exercise of stock options. No cash was received from stock option exercises under share-based payment arrangements for the years ended December 31, 2024, 2023 and 2022.

The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2024 expire on various dates ranging from September 2025 through July 2033. The following table outlines the outstanding and exercisable stock options as of December 31, 2024:

	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0.00 - $8.24	9,901	$6.52	2.1	9,901	$6.52
$8.24 - $16.52	64,775	$12.14	4.0	64,775	$12.14
$16.52 - $24.76	355,616	$21.54	6.7	200,513	$21.05
$24.76 - $33.00	1,052,941	$28.25	7.8	320,795	$26.85
All options	1,483,233			595,984
As of December 31, 2024, there was $5.8 million of unrecognized compensation expense related to unvested option grants that is expected to be recognized over a weighted-average period of 0.95 years.
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
Compensation expense from restricted stock is recognized on a straight-line basis over the requisite service period. During the years ended December 31, 2024, 2023 and 2022, the Company recognized compensation expense related to restricted stock awards of $21.4 million, $16.6 million and $10.2 million, respectively.
The grant-date fair value of restricted stock is valued as the closing price of the Company’s common stock on the date of the grant.
A summary of restricted stock award activity for the year ended December 31, 2024 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	1,883,116	$26.28
Granted	723,027	$32.71
Vested and issued	(770,137)	$25.16
Forfeited and expired	(170,594)	$28.25
Balance at December 31, 2024	1,665,412	$29.41
During the years ended December 31, 2024, 2023 and 2022, shares were surrendered to satisfy tax withholding obligations on the vesting of restricted stock awards with a cost basis of $7.1 million, $4.4 million and $1.4 million, respectively.
As of December 31, 2024, there was $28.8 million in unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.09 years. The total fair value of restricted stock awards vested during the years ended December 31, 2024, 2023 and 2022 was $19.4 million, $9.9 million and $3.7 million, respectively.

Performance Stock Units — Performance-based stock units (“PSU”) are generally earned based on the attainment of specified goals achieved over a designated performance period. During the years ended December 31, 2024, 2023 and 2022, the Company’s Compensation Committee approved PSU awards to certain senior executives of the Company with grant dates in 2024, 2023 and 2022, respectively. All PSU awards offer a three-year-cliff vesting schedule. Each PSU award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. PSU awards may be earned upon the completion of a two-year-average or three-year-average performance period.
Whether PSU awards are earned at the end of the performance period will be determined based on the achievement of certain performance objectives over the performance period. The performance objectives include achieving a target growth for adjusted EBITDA and revenue combined in addition to a target growth for cash flows from operations over the performance period. Depending on the results achieved during the performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the Target Shares granted. Each period begins with 100% of the Target Shares and true-up or true-down adjustments are considered every quarter-end based on the forecasted performance period results.
The fair value of the Target Shares and PSU awards are based on the fair value of the underlying shares as of market close on the grant date. Compensation expense for PSU awards is recognized on a straight-line basis over the requisite service period. During the years ended December 31, 2024, 2023 and 2022, the Company recognized compensation expense related to the PSU awards of $8.8 million, $7.5 million and $4.1 million, respectively. During the years ended December 31, 2024, shares were surrendered to satisfy tax withholding obligations on the performance-based stock units with a cost basis of $4.9 million. There were no shares surrendered to satisfy tax withholding obligations on the PSU awards during the years ended December 31, 2023 or 2022. As of December 31, 2024, there were $11.6 million in unrecognized compensation expense related to unvested PSU awards that are expected to be recognized over a weighted-average period of 1.32 years.

16. STOCKHOLDERS’ EQUITY
During the year ended December 31, 2023, HC I completed secondary offerings of 23,771,926 shares of common stock. As of December 31, 2023, HC I no longer held shares of the Company’s common stock.
2017 Warrants — Prior to the Merger, BioScrip issued warrants to certain debt holders pursuant to a Warrant Purchase Agreement dated as of June 29, 2017. In conjunction with the Merger, the 2017 Warrants were amended to entitle the purchasers of the warrants to purchase 2.1 million shares of common stock. The 2017 Warrants have a 10-year term and an exercise price of $8.00 per share and may be exercised by payment of the exercise price in cash or surrender of shares of common stock into which the 2017 Warrants are being converted in an aggregate amount sufficient to cover the exercise price. The 2017 Warrants are classified as equity instruments, and the fair value of these warrants of $14.1 million was recorded in paid-in capital as of the Merger Date. During the years ended December 31, 2024, 2023, and 2022, warrant holders exercised warrants to purchase 0, 188,350, and 1,130,089 shares of common stock, respectively. No proceeds were received from these exercises as the warrant holders elected to surrender shares to pay the exercise price. At December 31, 2024, 2023, and 2022, the remaining warrant holders are entitled to purchase 51,838, 51,838, and 240,188 shares of common stock, respectively.
2015 Warrants — Prior to the Merger, BioScrip issued warrants pursuant to a Common Stock Warrant Agreement dated as of March 9, 2015 which entitle the holders to purchase 0.9 million shares of common stock. The 2015 Warrants have a 10-year term and have exercise prices in a range of $20.68 per share to $25.80 per share. The 2015 Warrants were assumed by the Company in conjunction with the Merger and are classified as equity instruments, and the fair value of these warrants of $4.6 million was recorded in paid in capital as of the Merger Date. During the years ended December 31, 2024 and 2023, warrant holders exercised an immaterial number of warrants to purchase shares of common stock. During the year ended December 31, 2022, warrant holders exercised warrants to purchase 900,272 shares of common stock. During the years ended December 31, 2024 and 2023, no cash proceeds were received from warrant exercises. During the year ended December 31, 2022, $20.9 million of cash was received as proceeds from warrant exercises. At December 31, 2024, 2023, and 2022, the remaining warrant holders are entitled to purchase 11,765, 13,888, and 15,231 shares of common stock, respectively.
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
During the years ended December 31, 2024 and 2023, the Company purchased 9,255,591 and 7,946,301 shares of common stock for an average share price of $27.01 and $31.46, totaling $250.0 million and $250.0 million, respectively. All repurchased shares became treasury stock. As of December 31, 2024, the Company completed share repurchases under its prior share repurchase program. In January 2025, the Company’s Board of Directors approved a new $500.0 million stock repurchase program. This program has no specified expiration date.
Shares Outstanding — The following table shows the Company’s changes in shares of common stock for the years ended December 31, 2024 and 2023 (in thousands):

Balance at December 31, 2022	181,958
Equity award issuances	564
Share repurchases	(7,946)
Balance at December 31, 2023	174,576
Equity award issuances	941
Share repurchases	(9,256)
Balance at December 31, 2024	166,261
Treasury Stock — As of December 31, 2024 and 2023, the Company held 17,585,613 and 8,330,022 shares of treasury stock, respectively.
Preferred Stock — The Company had no preferred stock outstanding as of December 31, 2024 or 2023.

17. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $6.2 million, $5.3 million and $4.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Management fees are recorded in net revenues in the accompanying consolidated statements of comprehensive income.
The Company had amounts due to its joint ventures totaling $1.4 million as of December 31, 2024. The Company had amounts due to its joint ventures of $0.5 million and due from its joint ventures of $0.1 million as of December 31, 2023. These receivables were included in prepaid expenses and other current assets in the accompanying balance sheets and these payables were included in accrued expenses and other current liabilities in the accompanying balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.
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
18. SEGMENT REPORTING
The Company has adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures and has revised prior year disclosures to conform with the current year presentation. The Company operates as a single reportable segment, infusion services. Infusion services derives revenue through the clinical management of infusion therapy, nursing support and care coordination in order to provide solutions to complex patient conditions in the home or other nonhospital settings. The Company’s infusion services segment activities are managed on a consolidated basis and therapies are distributed and administered in a similar manner.
Operating segments have been identified based on the financial information utilized by the Company’s Chief Executive Officer, the chief operating decision maker (“CODM”). The CODM uses net income as a measure of profitability to assess segment performance and deciding on how to allocate resources such as capital investments, share repurchases, and acquisitions. The CODM does not use or receive total assets by segment to make decisions regarding resources; therefore, the total asset disclosure by segment has not been included.
The following table reflects results of operations of the Company’s reportable segment (in thousands):

	Year Ended December 31,
	2024	2023	2022
Infusion services net revenue	$4,911,591	$4,222,656	$3,869,036
Other revenue (1)	86,611	79,668	$75,699
Total Option Care Health revenue	4,998,202	4,302,324	$3,944,735
(Expense) Income:
Cost of net revenues - drugs	(3,446,735)	(2,812,531)	$(2,562,494)
Salaries, benefits, and other employee expense	(787,922)	(760,499)	$(709,916)
Other segment items (2)	(380,803)	(355,498)	$(371,529)
Depreciation and amortization expense	(60,909)	(59,201)	$(60,565)
Interest expense, net	(49,029)	(51,248)	$(53,806)
Equity in earnings of joint ventures	5,964	5,530	$5,125
Other, net	4,831	89,865	$14,218
Income tax expense	(71,776)	(91,652)	$(55,212)
Net Income	$211,823	$267,090	$150,556
(1) Represents business activities related to other miscellaneous revenue streams.
(2) Other segment items includes expenses for medical supplies, delivery and packaging, leases, professional services, and other expenses.
19. SUBSEQUENT EVENTS
The Company has evaluated whether any subsequent events occurred since December 31, 2024 and noted the following subsequent event:
On January 24, 2025 the Company completed the acquisition of all equity interests in Intramed Plus, Inc., a leading provider of home and alternate site infusion services in the Southeastern United States. The total purchase price for the transaction was approximately $117 million, paid in cash.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting. Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), management concluded that the internal control over financial reporting was effective as of December 31, 2024. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears elsewhere in this Annual Report.
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
Changes in Internal Control Over Financial Reporting
There has been no change during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Option Care Health, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Option Care Health, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Chicago, Illinois
February 26, 2025

Item 9B.    Other Information
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
No director or officer of the Company has adopted, modified or terminated a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2024.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Business Conduct is posted on our website located at https://investors.optioncarehealth.com/corporate-governance/governance-resources. We intend to disclose future amendments to certain provisions of the Code of Business Conduct, and waivers of the Code of Business Conduct granted to executive officers and directors, on our website.
The other information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.

PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)(3) Exhibits.
Index to Exhibits

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

3.3	Certificate of Amendment of the Certificate of Incorporation, filed January 30, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 3, 2020).
3.4
Fifth Amended and Restated By-Laws of Option Care Health, Inc., effective as of September 5, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 6, 2024).

4.1
Common Stock Warrant Agreement, dated July 28, 2015, by and between BioScrip, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 28, 2015).

4.2	Description of Option Care Health Inc.’s registered securities (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed on March 11, 2021).
4.3
Amended and Restated Warrant Agreement, dated as of March 14, 2019, by and among BioScrip, Inc. and the Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2019).

10.1†	Option Care Health, Inc. Executive Severance Plan, effective as of May 11, 2020 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K filed on February 23, 2023).
10.2†
Option Care Health, Inc. Amended and Restated 2018 Equity Incentive Plan updated as of May 15, 2024 (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on April 3, 2024).

10.3
Indenture, dated as of October 27, 2021, by and between Option Care Health, Inc., each of the Guarantors (as defined therein) listed on the signature pages thereto and Ankura Trust Company, LLC as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 29, 2021).

10.4	Form of 4.375% Senior Notes due 2029 (included in Exhibit 10.6 and incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 29, 2021).
10.5
Second Amendment and Amendment and Restatement Agreement to First Lien Credit Agreement, dated as of October 27, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 29, 2021).

10.6
Second Amendment to Amended and Restated First Lien Credit Agreement, dated as of December 7, 2023, among Option Care Health, Inc. (f/k/a BioScrip, Inc.), a Delaware corporation, each other Loan Party (as defined therein) party thereto, each Incremental Revolving Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2023).

10.7
Third Amendment to Amended and Restated First Lien Credit Agreement, dated as of May 8, 2024, among Option Care Health, Inc. (f/k/a BioScrip, Inc.), a Delaware corporation, each other Loan Party (as defined in therein) party thereto, each Existing Term Lender (as defined therein) party thereto, the Replacement Lender (as defined therein), the 2024 Incremental Term Lender (as defined therein) and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2024).

10.8†	Option Care Health, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 11, 2023).
10.9†	Option Care Health, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 11, 2023).
10.10
Form of Letter Agreement with John C. Rademacher and Michael Shapiro Terminating Severance Provisions of Employment Agreements (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 22, 2024).

10.11†	Form of Option Care Health, Inc. Non-Qualified Stock Option Certificate (Executive) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 23, 2024).
10.12†	Form of Option Care Health, Inc. Restricted Stock Unit Certificate (Executive) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 23, 2024).
10.13†	Form of Option Care Health, Inc. Performance Stock Unit Certificate (Executive) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 23, 2024).
10.14†	Form of Option Care Health, Inc. Restricted Stock Unit Certificate (Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 23, 2024).
19	Insider Trading Policy (filed herewith).
21.1	List of subsidiaries of Option Care Health, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97	Required Executive Compensation Recovery Policy, dated as of September 7, 2023 (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed on February 22, 2024).
101
The following financial information from the Company’s Form 10-K for the fiscal year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2024, 2023 and 2022, (ii) Consolidated Balance Sheets as of December 31, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2024, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

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
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2025.

OPTION CARE HEALTH, INC.

/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title(s)	Date
/s/ John C. Rademacher John C. Rademacher	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2025

/s/ Michael Shapiro Michael Shapiro	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 26, 2025

/s/ Nicole Maggio Nicole Maggio	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 26, 2025

/s/ Harry M. Jansen Kraemer, Jr. Harry M. Jansen Kraemer, Jr.	Non-Executive Chairman of the Board	February 26, 2025

/s/ Elizabeth Q. Betten Elizabeth Q. Betten	Director	February 26, 2025

/s/ Elizabeth D. Bierbower Elizabeth D. Bierbower	Director	February 26, 2025

/s/ Barbara W. Bodem Barbara W. Bodem	Director	February 26, 2025

/s/ Eric K. Brandt Eric K. Brandt	Director	February 26, 2025

/s/ Natasha Deckmann Natasha Deckmann	Director	February 26, 2025

/s/ David W. Golding David W. Golding	Director	February 26, 2025

/s/ R. Carter Pate R. Carter Pate	Director	February 26, 2025

/s/ Timothy P. Sullivan Timothy P. Sullivan	Director	February 26, 2025

/s/ Norman L. Wright Norman L. Wright	Director	February 26, 2025