Form 10-Q
period 2025-03-31
Option Care Health, Inc.
filed 2025-04-29
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

On April 25, 2025, there were 163,747,250 shares of the registrant’s Common Stock outstanding.

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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. If any of these risks materialize, or if any of our assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”). Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Form 10-Q. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date hereof. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$171,372	$412,565
Accounts receivable, net	476,649	409,733
Inventories	369,034	388,131
Prepaid expenses and other current assets	82,320	112,198
Total current assets	1,099,375	1,322,627

NONCURRENT ASSETS:
Property and equipment, net	131,264	127,367
Operating lease right-of-use asset	90,950	86,528
Intangible assets, net	24,427	16,993
Referral sources, net	312,586	284,017
Goodwill	1,605,930	1,540,246
Other noncurrent assets	43,981	43,965
Total noncurrent assets	2,209,138	2,099,116
TOTAL ASSETS	$3,308,513	$3,421,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$528,848	$610,779
Accrued compensation and employee benefits	49,664	63,028
Accrued expenses and other current liabilities	106,177	77,783
Current portion of operating lease liability	22,463	22,044
Current portion of long-term debt	6,512	6,512
Total current liabilities	713,664	780,146

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,104,160	1,104,641
Operating lease liability, net of current portion	89,825	84,776
Deferred income taxes	48,946	47,576
Other noncurrent liabilities	1,084	366
Total noncurrent liabilities	1,244,015	1,237,359
Total liabilities	1,957,679	2,017,505

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 184,376,321 shares issued and 163,744,493 shares outstanding as of March 31, 2025; 183,846,725 shares issued and 166,261,112 shares outstanding as of December 31, 2024	18	18
Treasury stock; 20,631,828 and 17,585,613 shares outstanding, at cost, as of March 31, 2025 and December 31, 2024, respectively	(608,711)	(507,598)
Paid-in capital	1,234,800	1,231,435
Retained earnings	716,078	669,336
Accumulated other comprehensive income	8,649	11,047
Total stockholders’ equity	1,350,834	1,404,238
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,308,513	$3,421,743
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2025	2024
NET REVENUE	$1,332,972	$1,146,052
COST OF REVENUE	1,069,920	907,552
GROSS PROFIT	263,052	238,500

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	168,118	154,742
Depreciation and amortization expense	15,746	14,728
Total operating expenses	183,864	169,470
OPERATING INCOME	79,188	69,030

OTHER INCOME (EXPENSE):
Interest expense, net	(13,231)	(13,202)
Equity in earnings of joint ventures	1,729	1,125
Other, net	(4,130)	2
Total other expense	(15,632)	(12,075)

INCOME BEFORE INCOME TAXES	63,556	56,955
INCOME TAX EXPENSE	16,814	12,164
NET INCOME	$46,742	$44,791

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (expense) of $783 and $(454), respectively	$(2,398)	$1,551
OTHER COMPREHENSIVE (LOSS) INCOME	(2,398)	1,551
NET COMPREHENSIVE INCOME	$44,344	$46,342

EARNINGS PER COMMON SHARE:
Earnings per share, basic	$0.28	$0.26
Earnings per share, diluted	$0.28	$0.26

Weighted average common shares outstanding, basic	165,460	173,928
Weighted average common shares outstanding, diluted	166,804	175,624
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,742	$44,791
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization expense	16,373	15,305
Non-cash operating lease costs	9,002	7,663
Deferred income taxes - net	1,370	2,964
Amortization of deferred financing costs	1,147	1,132
Equity in earnings of joint ventures	(1,729)	(1,125)
Stock-based incentive compensation expense	8,801	9,605
Distribution from equity method investments	—	750
Other adjustments	(949)	108
Changes in operating assets and liabilities:
Accounts receivable, net	(56,788)	(195,992)
Inventories	21,790	32,056
Prepaid expenses and other current assets	28,444	4,878
Accounts payable	(88,101)	59,223
Accrued compensation and employee benefits	(14,458)	(49,884)
Accrued expenses and other current liabilities	27,503	6,811
Operating lease liabilities	(7,956)	(6,651)
Other noncurrent assets and liabilities	1,595	(418)
Net cash used in operating activities	(7,214)	(68,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(9,371)	(5,820)
Business acquisitions, net of cash acquired	(117,322)	—
Net cash used in investing activities	(126,693)	(5,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock-based compensation tax withholdings	(7,385)	(8,182)
Purchase of company stock, and related excise taxes	(100,222)	(40,050)
Repayments of debt principal	(1,628)	(1,500)
Other financing activities	1,949	—
Net cash used in financing activities	(107,286)	(49,732)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(241,193)	(124,336)
Cash and cash equivalents - beginning of the period	412,565	343,849
CASH AND CASH EQUIVALENTS - END OF PERIOD	$171,372	$219,513

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,763	$12,173
Cash paid for income taxes	$833	$2
Cash paid for operating leases	$7,548	$7,085
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - December 31, 2023	$—	$18	$(255,107)	$1,204,270	$457,513	$14,978	$1,421,672
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(8,182)	—	—	(8,182)
Stock-based incentive compensation	—	—	—	9,605	—	—	9,605
Purchase of company stock, and related tax effects	—	—	(40,289)	—	—	—	(40,289)
Net income	—	—	—	—	44,791	—	44,791
Other comprehensive income	—	—	—	—	—	1,551	1,551
Balance - March 31, 2024	$—	$18	$(295,396)	$1,205,693	$502,304	$16,529	$1,429,148

Balance - December 31, 2024	$—	$18	$(507,598)	$1,231,435	$669,336	$11,047	$1,404,238
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(5,436)	—	—	(5,436)
Stock-based incentive compensation	—	—	—	8,801	—	—	8,801
Purchase of company stock, and related tax effects	—	—	(101,113)	—	—	—	(101,113)
Net income	—	—	—	—	46,742	—	46,742
Other comprehensive loss	—	—	—	—	—	(2,398)	(2,398)
Balance - March 31, 2025	$—	$18	$(608,711)	$1,234,800	$716,078	$8,649	$1,350,834
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND PRESENTATION OF FINANCIAL STATEMENTS
Corporate Organization and Business — Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 91 full service pharmacies, including 77 with ambulatory infusion suites. Additionally, the Company has 99 stand-alone ambulatory infusion suites, including 16 with advanced practitioner capabilities. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services. The Company’s stock is listed on the Nasdaq Global Select Market as of March 31, 2025.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States and contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for interim financial reporting. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year. These unaudited condensed consolidated financial statements do not include all of the information and notes to the financial statements required by GAAP for complete financial statements and should be read in conjunction with the 2024 audited consolidated financial statements, including the notes thereto, as presented in our Form 10-K.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2025, cash equivalents consisted of money market funds.
Prepaid Expenses and Other Current Assets — Included in prepaid expenses and other current assets are rebates receivable from pharmaceutical and medical supply manufacturers of $33.9 million and $54.4 million as of March 31, 2025 and December 31, 2024, respectively.
Equity-Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the balance of the investments was $26.2 million and $24.5 million, respectively. The balance of these investments is increased to reflect the Company’s capital contributions and equity in earnings of the investees. The balance of these investments is decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company’s proportionate share of earnings was $1.7 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively. Distributions from the investees are treated as cash inflows from operating activities in the unaudited condensed consolidated statements of cash flows. During the three months ended March 31, 2025, the Company did not receive any distributions from the investees. During the three months ended March 31, 2024, the Company received distributions from the investees of $0.8 million. See Note 16, Related-Party Transactions, for discussion of related-party transactions with these investees.
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 15% and 14% for the three months ended March 31, 2025 and 2024, respectively. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three months ended March 31, 2025 and 2024, approximately 12% of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of March 31, 2025 and December 31, 2024, approximately 11% of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
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
For the three months ended March 31, 2025 and 2024, approximately 66% of the Company’s pharmaceutical and medical supply purchases were from four vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

3. BUSINESS COMBINATIONS
Intramed Plus, Inc. — On January 24, 2025, pursuant to the securities purchase agreement dated November 27, 2024, the Company completed the acquisition of 100% of the equity interests in Intramed Plus, Inc. (“Intramed Plus”) for a purchase price, net of cash acquired, of $117.3 million.
The allocation of the purchase price of Intramed Plus was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, with the total purchase price being allocated to the assets and liabilities acquired based on the relative fair value of each asset and liability. The following is a preliminary estimate of the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of March 31, 2025, which remains open for accounts receivable, accounts payable and intangible assets (in thousands):

Amount
Accounts receivable, net	$10,128
Referral sources (1)	36,800
Trademarks/names (1)	8,300
Inventory	2,693
Other assets	4,831
Accounts payable and other liabilities	(11,114)
Fair value identifiable assets and liabilities	51,638
Goodwill (2)	65,684
Cash acquired	2,968
Purchase price	120,290
Less: cash acquired	(2,968)
Purchase price, net of cash acquired	$117,322
(1) Referral sources and trademarks/names have been assigned a useful life of 15 years.
(2) Goodwill is attributable to cost synergies from procurement and operational efficiencies and elimination of duplicative administrative costs.

4. REVENUE
The following table sets forth the net revenue earned by category of payer for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Commercial payers	$1,144,932	$988,043
Government payers	160,518	138,310
Patients	27,522	19,699
Net revenue	$1,332,972	$1,146,052
5. INCOME TAXES
During the three months ended March 31, 2025 and 2024, the Company recorded tax expense of $16.8 million and $12.2 million, respectively, which represents an effective tax rate of 26.5% and 21.4%, respectively. The variance in the Company’s effective tax rate of 26.5% for the three months ended March 31, 2025, compared to the federal statutory rate of 21.0%, is primarily attributable to the difference between federal and state tax rates, and various non-deductible expenses. The variance in the Company’s effective tax rate of 21.4% for the three months ended March 31, 2024, compared to the federal statutory rate of 21.0%, is primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance. During the three months ended March 31, 2024, the Company released $2.2 million of state valuation allowance.
The Company maintains a valuation allowance of $3.3 million against certain state net operating losses. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. In making this assessment, the Company considers the scheduled reversal of deferred tax liabilities, including the effect in available carryback and carryforward periods, projected taxable income, and tax-planning strategies. On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated.
The Company’s tax expense of $16.8 million and $12.2 million for the three months ended March 31, 2025 and 2024, respectively, consists of quarterly federal and state tax liabilities as well as recognized deferred federal and state tax expense.
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
The earnings are used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the three months ended March 31, 2025 and 2024 includes the effect of shares that would be issued in connection with warrants, stock options, restricted stock awards and performance stock unit awards, as these common stock equivalents are dilutive to the earnings per share recorded in those periods.
The following table presents the Company’s common stock equivalents that were excluded from the calculation of earnings per share as they would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock option awards	702,287	880,815
Restricted stock awards	604,589	279,144
Performance stock unit awards	171,854	149,561
The following table presents the Company’s basic earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$46,742	$44,791
Denominator:
Weighted average number of common shares outstanding	165,460	173,928
Earnings per common share:
Earnings per common share, basic	$0.28	$0.26
The following table presents the Company’s diluted earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$46,742	$44,791
Denominator:
Weighted average number of common shares outstanding	165,460	173,928
Effect of dilutive securities	1,344	1,696
Weighted average number of common shares outstanding, diluted	166,804	175,624
Earnings per common share:
Earnings per common share, diluted	$0.28	$0.26

7. LEASES
During the three months ended March 31, 2025 and 2024, the Company incurred operating lease expenses of $8.2 million and $7.9 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. As of March 31, 2025 and December 31, 2024, the weighted-average remaining lease term was 6.6 years and 6.5 years, respectively, and the weighted-average discount rate was 6.77% and 6.56%, respectively.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2025	$21,946
2026	27,537
2027	22,446
2028	15,840
2029	11,233
Thereafter	43,576
Total lease payments	142,578
Less: interest	(30,290)
Present value of lease liabilities	$112,288
During the three months ended March 31, 2025 and 2024, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flows of $10.8 million and $11.3 million, respectively, related to increases in the operating lease right-of-use assets and operating lease liabilities. As of March 31, 2025, the Company did not have any significant operating or financing leases that had not yet commenced.
8. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Infusion pumps	$38,623	$37,659
Equipment, furniture and other	21,222	24,055
Leasehold improvements	117,828	116,675
Computer software, purchased and internally developed	48,365	46,532
Assets under development	25,376	22,990
	251,414	247,911
Less: accumulated depreciation	(120,150)	(120,544)
Property and equipment, net	$131,264	$127,367
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income, depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Depreciation expense in cost of revenue	$627	$576
Depreciation expense in operating expenses	6,649	6,120
Total depreciation expense	$7,276	$6,696

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill consist of the following for the three months ended March 31, 2025 (in thousands):

Amount
Balance at December 31, 2024	$1,540,246
Acquisitions	65,684
Balance at March 31, 2025	$1,605,930
The carrying amount and accumulated amortization of intangible assets consist of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Gross intangible assets:
Referral sources	$551,188	$514,388
Trademarks/names	47,436	39,136
Other amortizable intangible assets	985	985
Total gross intangible assets	599,609	554,509

Accumulated amortization:
Referral sources	(238,602)	(230,371)
Trademarks/names	(23,416)	(22,599)
Other amortizable intangible assets	(578)	(529)
Total accumulated amortization	(262,596)	(253,499)
Total intangible assets, net	$337,013	$301,010
Amortization expense for intangible assets was $9.1 million and $8.6 million for the three months ended March 31, 2025 and 2024, respectively.

10. INDEBTEDNESS
Long-term debt consisted of the following as of March 31, 2025 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	629,988	(5,194)	(7,087)	617,707
Senior Notes	500,000	—	(7,035)	492,965
	$1,129,988	$(5,194)	$(14,122)	1,110,672
Less: current portion				(6,512)
Total long-term debt				$1,104,160
Long-term debt consisted of the following as of December 31, 2024 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	631,617	(5,537)	(7,555)	618,525
Senior Notes	500,000	—	(7,372)	492,628
	$1,131,617	$(5,537)	$(14,927)	1,111,153
Less: current portion				(6,512)
Total long-term debt				$1,104,641
The interest rate on the First Lien Term Loan was 6.57% and 6.82% as of March 31, 2025 and December 31, 2024, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 6.58% and 8.20% for the three months ended March 31, 2025 and 2024, respectively. The First Lien Term Loan matures on October 27, 2028.
The interest rate on the Senior Notes was 4.375% as of March 31, 2025 and December 31, 2024. The weighted average interest rate incurred on the Senior Notes was 4.375% for the three months ended March 31, 2025 and 2024. The Senior Notes mature on October 31, 2029.
As of March 31, 2025, the Company had $4.1 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $395.9 million. The Revolver Facility matures on the date that is the earlier of (i) December 7, 2028 and (ii) the date that is 91 days prior to the stated maturity date applicable to any Term B Loans.
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2025	$4,884
2026	6,512
2027	6,512
2028	612,080
2029	500,000
Total	$1,129,988
During the three months ended March 31, 2025 and 2024, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 11, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of March 31, 2025 (in thousands):

Financial Instrument	Carrying Value as of March 31, 2025	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$617,707	$—	$631,563	$—
Senior Notes	492,965	—	463,750	—
Total debt instruments	$1,110,672	$—	$1,095,313	$—
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
In October 2021, the Company entered into an interest rate cap hedge with a notional amount of $300 million for a five-year term beginning November 30, 2021. The hedge partially offsets risk associated with the First Lien Term Loan’s variable interest rate. The interest rate cap instrument perfectly offsets the terms of the interest rates associated with the variable interest rate of the First Lien Term Loan.
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair Value - Derivatives in Asset Position
Derivative	Balance Sheet Caption	March 31, 2025	December 31, 2024
Interest rate cap designated as cash flow hedge	Prepaid expenses and other current assets	$7,515	$8,034
Interest rate cap designated as cash flow hedge	Other noncurrent assets	4,018	6,680
Total derivative assets		$11,533	$14,714
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
The following table presents the pre-tax (loss) gain from derivative instruments recognized in other comprehensive (loss) income in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
Derivative	2025	2024
Interest rate cap designated as cash flow hedge	$(3,181)	$2,005
The following table presents the amount and location of pre-tax income recognized in the Company’s unaudited condensed consolidated statements of comprehensive income related to the Company’s derivative instruments (in thousands):

		Three Months Ended March 31,
Derivative	Income Statement Caption	2025	2024
Interest rate cap designated as cash flow hedge	Interest expense, net	$2,191	$2,980

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
There were no other material assets or liabilities measured at fair value at March 31, 2025 and December 31, 2024.
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

14. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by stockholders on May 3, 2018 and amended and restated on May 19, 2021 and May 15, 2024, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors. The 2018 Plan is administered by the Company’s Compensation Committee, a standing committee of the Company’s Board of Directors. As of May 2021, a total of 9,101,734 shares of common stock were authorized for issuance under the 2018 Plan. In May 2024, an additional 4,000,000 shares were authorized for issuance under the 2018 Plan, resulting in a total of 13,101,734 shares of common stock authorized for issuance. The Company had stock options, restricted stock units and performance stock units outstanding related to the 2018 Plan as of March 31, 2025 and 2024. During the three months ended March 31, 2025 and 2024, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $8.8 million and $9.6 million, respectively.
15. STOCKHOLDERS’ EQUITY
Warrants — As of March 31, 2025 and December 31, 2024, the Company has warrants outstanding which entitle holders to purchase an immaterial number of shares of common stock.
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
During the three months ended March 31, 2025 and 2024, the Company purchased 3,046,215 and 1,251,739 shares of common stock for an average share price of $32.83 and $31.96, totaling $100.0 million and $40.0 million, respectively. All repurchased shares became treasury stock. As of March 31, 2025, the Company is authorized to repurchase up to a remaining $400.0 million of common stock of the Company.
Shares Outstanding — The following table shows the Company’s changes in shares of common stock for the three months ended March 31, 2025 and 2024 (in thousands):

	2025	2024
Balance, beginning of the year	166,261	174,576
Equity award issuances	529	492
Share repurchases	(3,046)	(1,252)
Balance March 31,	163,744	173,816
16. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $1.8 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income. During the three months ended March 31, 2025, the Company did not receive any distributions from the investees. During the three months ended March 31, 2024, the Company received distributions from the investees of $0.8 million.
The Company had amounts due to its joint ventures of $2.5 million and $1.4 million as of March 31, 2025 and December 31, 2024, respectively. Payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.

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
The following table reflects results of operations of the Company’s reportable segment (in thousands):

	Three Months Ended March 31,
	2025	2024
Infusion services net revenue	$1,311,181	$1,125,662
Other revenue (1)	21,791	20,390
Total Option Care Health revenue	1,332,972	1,146,052
(Expense) Income:
Cost of net revenues - drugs	(933,068)	(777,260)
Salaries, benefits, and other employee expense	(205,692)	(191,815)
Other segment items (2)	(99,278)	(93,219)
Depreciation and amortization expense	(15,746)	(14,728)
Interest expense, net	(13,231)	(13,202)
Equity in earnings of joint ventures	1,729	1,125
Other, net	(4,130)	2
Income tax expense	(16,814)	(12,164)
Net Income	$46,742	$44,791
(1) Represents business activities related to other miscellaneous revenue streams.
(2) Other segment items includes expenses for medical supplies, delivery and packaging, leases, professional services, and other expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to "Option Care Health," the “Company,” “we,” “us” and “our” refer to Option Care Health, Inc. and its consolidated subsidiaries. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial condition. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Form 10-Q”). Certain statements in this Item 2 of Part I of this Form 10-Q, and in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Form 10-K”), may cause our actual results, financial position, and cash and cash equivalents generated from operations to differ materially from these forward-looking statements.
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 190 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, and dietitians work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, therapies for neurological disorders and chronic inflammatory disorders, immunoglobulin therapy, and other therapies for chronic and acute conditions. The Company operates in one reporting segment, infusion services.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three months ended March 31, 2025 and 2024.
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
Equity in Earnings of Joint Ventures. Equity in earnings of joint ventures consists of our proportionate share of equity earnings or losses from equity investments in two infusion joint ventures with healthcare systems.
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

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three months ended March 31, 2025 and 2024 (in thousands, except for percentages):

	Three Months Ended March 31,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$1,332,972	100.0%	$1,146,052	100.0%
COST OF REVENUE	1,069,920	80.3%	907,552	79.2%
GROSS PROFIT	263,052	19.7%	238,500	20.8%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	168,118	12.6%	154,742	13.5%
Depreciation and amortization expense	15,746	1.2%	14,728	1.3%
Total operating expenses	183,864	13.8%	169,470	14.8%
OPERATING INCOME	79,188	5.9%	69,030	6.0%

OTHER INCOME (EXPENSE):
Interest expense, net	(13,231)	(1.0)%	(13,202)	(1.2)%
Equity in earnings of joint ventures	1,729	0.1%	1,125	0.1%
Other, net	(4,130)	(0.3)%	2	—%
Total other expense	(15,632)	(1.2)%	(12,075)	(1.1)%

INCOME BEFORE INCOME TAXES	63,556	4.8%	56,955	5.0%
INCOME TAX EXPENSE	16,814	1.3%	12,164	1.1%
NET INCOME	$46,742	3.5%	$44,791	3.9%

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (expense) of $783 and ($454), respectively	(2,398)	(0.2)%	1,551	0.1%
OTHER COMPREHENSIVE (LOSS) INCOME	(2,398)	(0.2)%	1,551	0.1%
NET COMPREHENSIVE INCOME	$44,344	3.3%	$46,342	4.0%

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024.
Gross Profit

	Three Months Ended March 31,
	2025	2024	Variance

	(in thousands, except for percentages)
Net revenue	$1,332,972	$1,146,052	$186,920	16.3%
Cost of revenue	1,069,920	907,552	162,368	17.9%
Gross profit	$263,052	$238,500	$24,552	10.3%
Gross profit margin	19.7%	20.8%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that grew in the mid-teens relative to the prior year while chronic revenue grew in the high-teens. Acute growth was largely driven by the impact of shifts in the competitive landscape, which increased the volume of patient service. The increase in cost of revenue was primarily driven by the growth in revenue and therapy mix. The decrease in gross profit margin was primarily due to certain higher cost therapies included within chronic growth (including rare and orphan therapies). Additionally, the company executed on several initiatives to temporarily mitigate the impact of the previously disclosed reduction in procurement spread in the first quarter. The Company expects the full negative impact to gross profit to materialize in the second quarter through the remainder of the year.
Operating Expenses

	Three Months Ended March 31,
	2025	2024	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$168,118	$154,742	$13,376	8.6%
Depreciation and amortization expense	15,746	14,728	1,018	6.9%
Total operating expenses	$183,864	$169,470	$14,394	8.5%
The increase in selling, general and administrative expenses during the three months ended March 31, 2025 was primarily due to an increase in salaries, benefits, and general costs to support the business; however, these expenses have declined as a percentage of revenue to 12.6% for the three months ended March 31, 2025 compared to 13.5% for the three months ended March 31, 2024, due to the Company’s focus on leveraging existing infrastructure to control spending. The increase in depreciation and amortization expense was primarily due to the Intramed Plus acquisition. See Note 3, Business Combinations, of the unaudited condensed consolidated financial statements for further information.

Other Income (Expense)

	Three Months Ended March 31,
	2025	2024	Variance

	(in thousands, except for percentages)
Interest expense, net	$(13,231)	$(13,202)	$(29)	0.2%
Equity in earnings of joint ventures	1,729	1,125	604	53.7%
Other, net	(4,130)	2	(4,132)	NM(1)
Total other expense	$(15,632)	$(12,075)	$(3,557)	29.5%
(1) Not meaningful
The increase in Other, net is primarily attributable to accruals related to an abandoned or unclaimed property voluntary disclosure agreement program which is related to the pre-merger operations of BioScrip, Inc. (“BioScrip”), which was entered into by BioScrip prior to its merger with the Company in 2019. As of March 31, 2025, the matters related to this program are ongoing.
Income Tax Expense

	Three Months Ended March 31,
	2025	2024	Variance

	(in thousands, except for percentages)
Income tax expense	$16,814	$12,164	$4,650	38.2%
The Company recorded income tax expense of $16.8 million and $12.2 million for the three months ended March 31, 2025 and 2024, respectively, which represents an effective tax rate of 26.5% and 21.4%, respectively. The variance in the Company’s effective tax rate of 26.5% for the three months ended March 31, 2025, compared to the federal statutory rate of 21%, was primarily attributable to the difference between federal and state tax rates, and various non-deductible expenses. The variance in the Company’s effective tax rate of 21.4% for the three months ended March 31, 2024, compared to the federal statutory rate of 21%, was also primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance.
Net Income and Other Comprehensive (Loss) Income

	Three Months Ended March 31,
	2025	2024	Variance

	(in thousands, except for percentages)
Net income	$46,742	$44,791	$1,951	4.4%
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on cash flow hedges, net of income taxes	(2,398)	1,551	(3,949)	(254.6)%
Other comprehensive (loss) income	(2,398)	1,551	(3,949)	(254.6)%
Net comprehensive income	$44,344	$46,342	$(1,998)	(4.3)%
The change in net income was attributable to the factors described in the above sections.
For the three months ended March 31, 2025 and 2024, the change in unrealized (loss) gain on cash flow hedges, net of income taxes was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income decreased to $44.3 million for the three months ended March 31, 2025, compared to net comprehensive income of $46.3 million for the three months ended March 31, 2024, primarily as a result of the changes in the fair market value of the cash flow hedge.

Liquidity and Capital Resources
For the three months ended March 31, 2025 and the twelve months ended December 31, 2024, the Company’s primary sources of liquidity were cash and cash equivalents of $171.4 million and $412.6 million, respectively. As of March 31, 2025 and December 31, 2024, the Company had $395.9 million of borrowings available under its credit facilities (net of $4.1 million undrawn letters of credit issued and outstanding). During the three months ended March 31, 2025 and 2024, the Company’s cash flows from operations enabled investments in pharmacy, infusion suites, and information technology infrastructure to support growth and create additional capacity in the future, as well as to pursue acquisitions and share repurchases.
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
Our business strategy includes the deployment of capital to pursue acquisitions that complement our existing operations. We continue to evaluate acquisition opportunities and view acquisitions as a key part of our growth strategy. The Company has generally funded its acquisitions with cash and cash equivalents. The Company may require additional capital in excess of current availability in order to complete future acquisitions. It is impossible to predict the amount of capital that may be required for acquisitions, and there is no assurance that sufficient financing for these activities will be available on acceptable terms.
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
Credit Facilities
The principal balance of the First Lien Term Loan is repayable in quarterly installments of $1.6 million plus interest, with a final payment of all remaining outstanding principal due on October 27, 2028. Interest on the First Lien Term Loan is payable monthly on either (i) the Secured Overnight Financing Rate (“SOFR”) (with a floor of 0.50% per annum) plus an applicable margin of 2.25% for Term SOFR Loans; or (ii) a base rate, plus 1.25% for Base Rate Loans.
The Senior Notes bear interest at a rate of 4.375% per annum and are payable semi-annually in arrears on October 31 and April 30 of each year. The Senior Notes mature on October 31, 2029.
The Company’s Revolver Facility provides for borrowings up to $400.0 million. The Revolver Facility matures on the date that is the earlier of (i) December 7, 2028 and (ii) the date that is 91 days prior to the stated maturity date applicable to any Term B Loans. Borrowings under the Revolver Facility will bear interest at a rate equal to, at the option of the Company, either (i) the Term SOFR applicable thereto plus the Applicable Rate or (ii) the then-applicable Base Rate plus the Applicable Rate, which Applicable Rate shall be, subject to certain caveats thereto, as follows (i) until delivery of financial statements and related Compliance Certificate for the first full fiscal quarter ending after the effective date of the First Lien Credit Agreement Amendment, (A) for Term SOFR Loans, 1.75%, or (B) for Base Rate Loans, 0.75% and (ii) thereafter, the Applicable Rate for Term SOFR Loans and Base Rate Loans, based upon the Total Net Leverage Ratio as set forth in the most recent Compliance Certificate received by the Administrative Agent pursuant to the terms of the credit agreement. As of March 31, 2025, the Company had $4.1 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $395.9 million.
Interest payments over the course of long-term debt obligations total an estimated $249.2 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on current rates as of March 31, 2025. Actual payments are based on changes in SOFR and exclude the interest rate cap derivative instrument.

Cash Flows
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2025	2024	Variance

	(in thousands)
Net cash used in operating activities	$(7,214)	$(68,784)	$61,570
Net cash used in investing activities	(126,693)	(5,820)	(120,873)
Net cash used in financing activities	(107,286)	(49,732)	(57,554)
Net decrease in cash and cash equivalents	(241,193)	(124,336)	(116,857)
Cash and cash equivalents - beginning of period	412,565	343,849	68,716
Cash and cash equivalents - end of period	$171,372	$219,513	$(48,141)
Cash Flows from Operating Activities
The change in cash used in operating activities during the three months ended March 31, 2025, as compared to the cash used in operating activities in the three months ended March 31, 2024, was primarily due to the changes in accounts receivable as a result of the Change Healthcare Cybersecurity Incident that occurred in the first quarter of 2024. Additionally, cash flows from operating activities for the three months ended March 31, 2025 was impacted by the timing of payments related to certain strategic prior year-end purchases as well as the impact of annual benefits re-verification on accounts receivable.
Cash Flows from Investing Activities
The increase in cash used in investing activities during the three months ended March 31, 2025 was primarily related to the Intramed Plus acquisition with no comparable activity during the three months ended March 31, 2024.
Cash Flows from Financing Activities
The increase in cash used in financing activities is primarily related to the Company’s $100.0 million repurchase of common stock during the three months ended March 31, 2025, whereas the three months ended March 31, 2024 activity primarily related to the Company’s $40.0 million repurchase of common stock.
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
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On January 10, 2025, the Company’s Board of Directors approved a share repurchase program of up to an aggregate $500 million of common stock of the Company. This program has no specified expiration date.
The following table provides certain information with respect to the Company’s repurchases of common stock from January 1, 2025 through March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	—	$—	—	$500,000,000
February 1, 2025 - February 28, 2025	1,499,849	31.70	1,499,849	452,455,293
March 1, 2025 - March 31, 2025	1,546,366	33.92	1,546,366	400,000,895
	3,046,215	$32.83	3,046,215	$400,000,895
Item 5.    Other Information
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
No director or officer of the Company has adopted, modified or terminated a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025.

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

OPTION CARE HEALTH, INC.

Date: April 29, 2025	/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)