Form 10-Q
period 2025-06-30
Option Care Health, Inc.
filed 2025-07-30
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
On July 28, 2025, there were 162,295,059 shares of the registrant’s Common Stock outstanding.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Option Care Health,” the “Company,” “we,” “us” and “our” refer to Option Care Health, Inc. and its consolidated subsidiaries.
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

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$198,818	$412,565
Accounts receivable, net	481,253	409,733
Inventories	403,542	388,131
Prepaid expenses and other current assets	91,616	112,198
Total current assets	1,175,229	1,322,627

NONCURRENT ASSETS:
Property and equipment, net	133,673	127,367
Operating lease right-of-use asset	96,136	86,528
Intangible assets, net	23,566	16,993
Referral sources, net	304,151	284,017
Goodwill	1,605,855	1,540,246
Other noncurrent assets	44,216	43,965
Total noncurrent assets	2,207,597	2,099,116
TOTAL ASSETS	$3,382,826	$3,421,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$590,221	$610,779
Accrued compensation and employee benefits	72,852	63,028
Accrued expenses and other current liabilities	80,723	77,783
Current portion of operating lease liability	23,312	22,044
Current portion of long-term debt	6,512	6,512
Total current liabilities	773,620	780,146

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,103,701	1,104,641
Operating lease liability, net of current portion	95,176	84,776
Deferred income taxes	49,210	47,576
Other noncurrent liabilities	1,171	366
Total noncurrent liabilities	1,249,258	1,237,359
Total liabilities	2,022,878	2,017,505

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 184,479,253 shares issued and 162,293,554 shares outstanding as of June 30, 2025; 183,846,725 shares issued and 166,261,112 shares outstanding as of December 31, 2024	18	18
Treasury stock; 22,185,699 and 17,585,613 shares outstanding, at cost, as of June 30, 2025 and December 31, 2024, respectively	(659,115)	(507,598)
Paid-in capital	1,245,479	1,231,435
Retained earnings	766,601	669,336
Accumulated other comprehensive income	6,965	11,047
Total stockholders’ equity	1,359,948	1,404,238
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,382,826	$3,421,743
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET REVENUE	$1,416,085	$1,227,186	$2,749,057	$2,373,238
COST OF REVENUE	1,147,042	977,821	2,216,962	1,885,373
GROSS PROFIT	269,043	249,365	532,095	487,865

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	170,092	153,783	338,210	308,525
Depreciation and amortization expense	16,241	14,907	31,987	29,635
Total operating expenses	186,333	168,690	370,197	338,160
OPERATING INCOME	82,710	80,675	161,898	149,705

OTHER INCOME (EXPENSE):
Interest expense, net	(14,447)	(12,603)	(27,678)	(25,805)
Equity in earnings of joint ventures	1,395	1,405	3,124	2,530
Other, net	(797)	2,564	(4,927)	2,566
Total other expense	(13,849)	(8,634)	(29,481)	(20,709)

INCOME BEFORE INCOME TAXES	68,861	72,041	132,417	128,996
INCOME TAX EXPENSE	18,338	18,998	35,152	31,162
NET INCOME	$50,523	$53,043	$97,265	$97,834

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (expense) of $548, $242, $1,331 and $(213), respectively	$(1,684)	$(899)	$(4,082)	$652
OTHER COMPREHENSIVE (LOSS) INCOME	(1,684)	(899)	(4,082)	652
NET COMPREHENSIVE INCOME	$48,839	$52,144	$93,183	$98,486

EARNINGS PER COMMON SHARE:
Earnings per share, basic	$0.31	$0.31	$0.59	$0.56
Earnings per share, diluted	$0.31	$0.30	$0.59	$0.56

Weighted average common shares outstanding, basic	162,931	172,927	164,188	173,428
Weighted average common shares outstanding, diluted	164,133	174,090	165,402	174,831
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,265	$97,834
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	33,326	30,802
Non-cash operating lease costs	14,663	12,503
Deferred income taxes - net	1,634	9,638
Loss on extinguishment of debt	—	377
Amortization of deferred financing costs	2,315	2,306
Equity in earnings of joint ventures	(3,124)	(2,530)
Stock-based incentive compensation expense	19,513	17,213
Distribution from equity method investments	1,600	750
Other adjustments	(744)	(1,383)
Changes in operating assets and liabilities:
Accounts receivable, net	(61,392)	(90,642)
Inventories	(12,718)	(7,417)
Prepaid expenses and other current assets	17,606	(1,745)
Accounts payable	(27,904)	107,558
Accrued compensation and employee benefits	8,730	(30,206)
Accrued expenses and other current liabilities	3,852	(6,986)
Operating lease liabilities	(12,603)	(11,459)
Other noncurrent assets and liabilities	1,100	258
Net cash provided by operating activities	83,119	126,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(18,466)	(15,597)
Business acquisitions, net of cash acquired	(117,247)	—
Net cash used in investing activities	(135,713)	(15,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock-based compensation tax withholdings	(7,900)	(8,183)
Purchase of company stock and related excise taxes	(152,429)	(118,122)
Repayments of debt principal	(3,255)	(3,128)
Proceeds from issuance of debt	—	49,959
Deferred financing costs	—	(77)
Other financing activities	2,431	1,300
Net cash used in financing activities	(161,153)	(78,251)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(213,747)	33,023
Cash and cash equivalents - beginning of the period	412,565	343,849
CASH AND CASH EQUIVALENTS - END OF PERIOD	$198,818	$376,872

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,526	$36,070
Cash paid for income taxes	$39,436	$32,471
Cash paid for operating leases	$15,107	$14,360
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - December 31, 2023	$—	$18	$(255,107)	$1,204,270	$457,513	$14,978	$1,421,672
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(8,182)	—	—	(8,182)
Stock-based incentive compensation	—	—	—	9,605	—	—	9,605
Purchase of company stock and related tax effects	—	—	(40,289)	—	—	—	(40,289)
Net income	—	—	—	—	44,791	—	44,791
Other comprehensive income	—	—	—	—	—	1,551	1,551
Balance - March 31, 2024	$—	$18	$(295,396)	$1,205,693	$502,304	$16,529	$1,429,148
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	1,299	—	—	1,299
Stock-based incentive compensation	—	—	—	7,608	—	—	7,608
Purchase of company stock and related tax effects	—	—	(78,768)	—	—	—	(78,768)
Net income	—	—	—	—	53,043	—	53,043
Other comprehensive loss	—	—	—	—	—	(899)	(899)
Balance - June 30, 2024	$—	$18	$(374,164)	$1,214,600	$555,347	$15,630	$1,411,431

Balance - December 31, 2024	$—	$18	$(507,598)	$1,231,435	$669,336	$11,047	$1,404,238
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(5,436)	—	—	(5,436)
Stock-based incentive compensation	—	—	—	8,801	—	—	8,801
Purchase of company stock and related tax effects	—	—	(101,113)	—	—	—	(101,113)
Net income	—	—	—	—	46,742	—	46,742
Other comprehensive loss	—	—	—	—	—	(2,398)	(2,398)
Balance - March 31, 2025	$—	$18	$(608,711)	$1,234,800	$716,078	$8,649	$1,350,834
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(33)	—	—	(33)
Stock-based incentive compensation	—	—	—	10,712	—	—	10,712
Purchase of company stock and related tax effects	—	—	(50,404)	—	—	—	(50,404)
Net income	—	—	—	—	50,523	—	50,523
Other comprehensive loss	—	—	—	—	—	(1,684)	(1,684)
Balance - June 30, 2025	$—	$18	$(659,115)	$1,245,479	$766,601	$6,965	$1,359,948
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND PRESENTATION OF FINANCIAL STATEMENTS
Corporate Organization and Business — Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary healthcare services through a national network of 89 full service pharmacies, including 76 with ambulatory infusion suites. Additionally, the Company has 101 stand-alone ambulatory infusion suites, including 18 with advanced practitioner capabilities. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services. The Company’s stock is listed on the Nasdaq Global Select Market as of June 30, 2025.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2025, cash equivalents consisted of money market funds.
Prepaid Expenses and Other Current Assets — Included in prepaid expenses and other current assets are rebates receivable from pharmaceutical and medical supply manufacturers of $34.0 million and $54.4 million as of June 30, 2025 and December 31, 2024, respectively.
Equity-Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the balance of the investments was $26.0 million and $24.5 million, respectively. The balance of these investments is increased to reflect the Company’s capital contributions and equity in earnings of the investees. The balance of these investments is decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company’s proportionate share of earnings was $1.4 million and $3.1 million for the three and six months ended June 30, 2025, respectively. The Company’s proportionate share of earnings was $1.4 million and $2.5 million for the three and six months ended June 30, 2024, respectively. Distributions from the investees are treated as cash inflows from operating activities in the unaudited condensed consolidated statements of cash flows. During the three and six months ended June 30, 2025, the Company received distributions from the investees of $1.6 million. During the three months ended June 30, 2024, the Company did not receive any distributions from the investees. During the six months ended June 30, 2024, the Company received distributions from the investees of $0.8 million. See Note 16, Related-Party Transactions, for discussion of related-party transactions with these investees.
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 15% for the three and six months ended June 30, 2025. Revenue related to the Company’s largest payer was approximately 14% for the three and six months ended June 30, 2024. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three and six months ended June 30, 2025, approximately 12% of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. For the three and six months ended June 30, 2024, approximately 11% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of June 30, 2025 and December 31, 2024, approximately 11% of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
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
For the three months ended June 30, 2025, approximately 59% of the Company’s pharmaceutical and medical supply purchases were from three vendors. For the six months ended June 30, 2025, approximately 67% of the Company’s pharmaceutical and medical supply purchases were from four vendors. For the three and six months ended June 30, 2024, approximately 68% and 67%, respectively, of the Company’s pharmaceutical and medical supply purchases were from four vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms for most products. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

3. BUSINESS COMBINATIONS
Intramed Plus, Inc. — On January 24, 2025, pursuant to the securities purchase agreement dated November 27, 2024, the Company completed the acquisition of 100% of the equity interests in Intramed Plus, Inc. (“Intramed Plus”) for a purchase price, net of cash acquired, of 117.2 million.
The allocation of the purchase price of Intramed Plus was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, with the total purchase price being allocated to the assets and liabilities acquired based on the estimated fair value of each asset and liability. Certain adjustments were made to preliminary valuation amounts related to goodwill during the three months ended June 30, 2025. The following is a preliminary estimate of the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of June 30, 2025, which remains open for accounts receivable and accounts payable (in thousands):

Amount
Accounts receivable, net	$10,128
Referral sources (1)	36,800
Trademarks/names (1)	8,300
Inventory	2,693
Other assets	4,831
Accounts payable and other liabilities	(11,114)
Fair value identifiable assets and liabilities	51,638
Goodwill (2)	65,609
Cash acquired	2,968
Purchase price	120,215
Less: cash acquired	(2,968)
Purchase price, net of cash acquired	$117,247
(1) Referral sources and trademarks/names have been assigned a useful life of 15 years.
(2) Goodwill is attributable to cost synergies from procurement and operational efficiencies and elimination of duplicative administrative costs.

4. REVENUE
The following table sets forth the net revenue earned by category of payer for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commercial payers	$1,231,660	$1,064,510	$2,376,592	$2,052,552
Government payers	167,975	138,831	328,493	277,141
Patients	16,450	23,845	43,972	43,545
Net revenue	$1,416,085	$1,227,186	$2,749,057	$2,373,238
5. INCOME TAXES
During the three and six months ended June 30, 2025, the Company recorded tax expense of $18.3 million and $35.2 million, respectively, which represents an effective tax rate of 26.6% and 26.5%, respectively. The variance in the Company’s effective tax rate of 26.6% and 26.5% for the three and six months ended June 30, 2025, respectively, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates and various non-deductible expenses. During the three and six months ended June 30, 2024, the Company recorded tax expense of $19.0 million and $31.2 million, respectively, which represents an effective tax rate of 26.4% and 24.2%, respectively. The variance in the Company’s effective tax rate of 26.4% and 24.2% for the three and six months ended June 30, 2024, respectively, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance. During the six months ended June 30, 2024, the Company released $2.2 million of state valuation allowance.
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
The Company’s tax expense of $18.3 million and $35.2 million for the three and six months ended June 30, 2025, respectively, consists of quarterly federal and state tax liabilities as well as recognized deferred federal and state tax expense. The Company’s tax expense of $19.0 million and $31.2 million for the three and six months ended June 30, 2024, respectively, consists of quarterly federal and state tax liabilities as well as recognized deferred federal and state tax expense.
The Company has accumulated federal net operating loss carryovers that are subject to one or more Internal Revenue Code (“Code”) Section 382 limitations. This may limit the Company’s ability to utilize its federal net operating losses.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our unaudited condensed consolidated financial statements.

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
The earnings are used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the three and six months ended June 30, 2025 and 2024 includes the effect of shares that would be issued in connection with warrants, stock options, restricted stock awards and performance stock unit awards, as these common stock equivalents are dilutive to the earnings per share recorded in those periods.
The following table presents the Company’s common stock equivalents that were excluded from the calculation of earnings per share as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock option awards	459,133	850,489	698,775	866,612
Restricted stock awards	191,393	429,782	658,340	431,444
Performance stock unit awards	633	331,370	293,010	246,157
The following table presents the Company’s basic earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$50,523	$53,043	$97,265	$97,834
Denominator:
Weighted average number of common shares outstanding	162,931	172,927	164,188	173,428
Earnings per common share:
Earnings per common share, basic	$0.31	$0.31	$0.59	$0.56
The following table presents the Company’s diluted earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$50,523	$53,043	$97,265	$97,834
Denominator:
Weighted average number of common shares outstanding	162,931	172,927	164,188	173,428
Effect of dilutive securities	1,202	1,163	1,214	1,403
Weighted average number of common shares outstanding, diluted	164,133	174,090	165,402	174,831
Earnings per common share:
Earnings per common share, diluted	$0.31	$0.30	$0.59	$0.56

7. LEASES
During the three and six months ended June 30, 2025, the Company incurred operating lease expenses of $8.8 million and $17.0 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. During the three and six months ended June 30, 2024, the Company incurred operating lease expenses of $8.7 million and $16.6 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. As of June 30, 2025 and December 31, 2024, the weighted-average remaining lease term was 6.7 years and 6.5 years, respectively, and the weighted-average discount rate was 6.90% and 6.56%, respectively.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2025	$15,485
2026	29,498
2027	24,462
2028	17,913
2029	13,364
Thereafter	50,655
Total lease payments	151,377
Less: interest	(32,889)
Present value of lease liabilities	$118,488
During the six months ended June 30, 2025 and 2024, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flows of $21.6 million and $21.1 million, respectively, related to increases in the operating lease right-of-use assets and operating lease liabilities. As of June 30, 2025, the Company did not have any significant operating or financing leases that had not yet commenced.

8. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Infusion pumps	$38,626	$37,659
Equipment, furniture and other	25,392	24,055
Leasehold improvements	127,372	116,675
Computer software, purchased and internally developed	48,989	46,532
Assets under development	20,985	22,990
	261,364	247,911
Less: accumulated depreciation	(127,691)	(120,544)
Property and equipment, net	$133,673	$127,367
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income, depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense in cost of revenue	$712	$591	$1,339	$1,167
Depreciation expense in operating expenses	6,944	6,302	13,593	12,422
Total depreciation expense	$7,656	$6,893	$14,932	$13,589

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill consist of the following for the three and six months ended June 30, 2025 (in thousands):

Amount
Balance at December 31, 2024	$1,540,246
Acquisitions	65,684
Balance at March 31, 2025	$1,605,930
Purchase accounting adjustments	(75)
Balance at June 30, 2025	$1,605,855
There was no change in the carrying amount of goodwill for the three and six months ended June 30, 2024.
The carrying amount and accumulated amortization of intangible assets consist of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Gross intangible assets:
Referral sources	$551,188	$514,388
Trademarks/names	46,808	39,136
Other amortizable intangible assets	985	985
Total gross intangible assets	598,981	554,509

Accumulated amortization:
Referral sources	(247,037)	(230,371)
Trademarks/names	(23,600)	(22,599)
Other amortizable intangible assets	(627)	(529)
Total accumulated amortization	(271,264)	(253,499)
Total intangible assets, net	$327,717	$301,010
Amortization expense for intangible assets was $9.3 million and $18.4 million for the three and six months ended June 30, 2025, respectively. Amortization expense for intangible assets was $8.6 million and $17.2 million for the three and six months ended June 30, 2024, respectively.

10. INDEBTEDNESS
Long-term debt consisted of the following as of June 30, 2025 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	628,362	(4,846)	(6,612)	616,904
Senior Notes	500,000	—	(6,691)	493,309
	$1,128,362	$(4,846)	$(13,303)	1,110,213
Less: current portion				(6,512)
Total long-term debt				$1,103,701
Long-term debt consisted of the following as of December 31, 2024 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	631,617	(5,537)	(7,555)	618,525
Senior Notes	500,000	—	(7,372)	492,628
	$1,131,617	$(5,537)	$(14,927)	1,111,153
Less: current portion				(6,512)
Total long-term debt				$1,104,641
The interest rate on the First Lien Term Loan was 6.58% and 6.82% as of June 30, 2025 and December 31, 2024, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 6.57% and 6.58% for the three and six months ended June 30, 2025, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 7.77% and 7.98% for the three and six months ended June 30, 2024, respectively. The First Lien Term Loan matures on October 27, 2028.
The interest rate on the Senior Notes was 4.375% as of June 30, 2025 and December 31, 2024. The weighted average interest rate incurred on the Senior Notes was 4.375% for the three and six months ended June 30, 2025 and 2024. The Senior Notes mature on October 31, 2029.
As of June 30, 2025, the Company had $4.1 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $395.9 million. The Revolver Facility matures on the date that is the earlier of (i) December 7, 2028 and (ii) the date that is 91 days prior to the stated maturity date applicable to any Term B Loans.
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2025	$3,256
2026	6,512
2027	6,512
2028	612,082
2029	500,000
Total	$1,128,362
During the three and six months ended June 30, 2025 and 2024, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 11, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of June 30, 2025 (in thousands):

Financial Instrument	Carrying Value as of June 30, 2025	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$616,904	$—	$631,502	$—
Senior Notes	493,309	—	480,000	—
Total debt instruments	$1,110,213	$—	$1,111,502	$—
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
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair Value - Derivatives in Asset Position
Derivative	Balance Sheet Caption	June 30, 2025	December 31, 2024
Interest rate cap designated as cash flow hedge	Prepaid expenses and other current assets	$7,072	$8,034
Interest rate cap designated as cash flow hedge	Other noncurrent assets	2,229	6,680
Total derivative assets		$9,301	$14,714
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
The following table presents the pre-tax (loss) gain from derivative instruments recognized in other comprehensive (loss) income in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative	2025	2024	2025	2024
Interest rate cap designated as cash flow hedge	$(2,232)	$(1,141)	$(5,413)	$865
The following table presents the amount and location of pre-tax income recognized in the Company’s unaudited condensed consolidated statements of comprehensive income related to the Company’s derivative instruments (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative	Income Statement Caption	2025	2024	2025	2024
Interest rate cap designated as cash flow hedge	Interest expense, net	$2,210	$2,969	$4,401	$5,948

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
There were no other material assets or liabilities measured at fair value at June 30, 2025 and December 31, 2024.
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

14. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by stockholders on May 3, 2018 and amended and restated on May 19, 2021 and May 15, 2024, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors. The 2018 Plan is administered by the Company’s Compensation Committee, a standing committee of the Company’s Board of Directors. As of May 2021, a total of 9,101,734 shares of common stock were authorized for issuance under the 2018 Plan. In May 2024, an additional 4,000,000 shares were authorized for issuance under the 2018 Plan, resulting in a total of 13,101,734 shares of common stock authorized for issuance. The Company had stock options, restricted stock units and performance stock units outstanding related to the 2018 Plan as of June 30, 2025 and December 31, 2024. During the three and six months ended June 30, 2025, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $10.7 million and $19.5 million, respectively. During the three and six months ended June 30, 2024, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $7.6 million and $17.2 million, respectively.
15. STOCKHOLDERS’ EQUITY
Warrants — As of June 30, 2025 and December 31, 2024, the Company had warrants outstanding which entitle holders to purchase an immaterial number of shares of common stock.
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
During the three and six months ended June 30, 2025, the Company purchased 1,553,871 and 4,600,086 shares of common stock for an average share price of $32.18 and $32.61, totaling $50.0 million and $150.0 million, respectively. During the three and six months ended June 30, 2024, the Company purchased 2,665,770 and 3,917,509 shares of common stock for an average share price of $29.28 and $30.13, totaling $78.1 million and $118.1 million, respectively. All repurchased shares became treasury stock. As of June 30, 2025, the Company is authorized to repurchase up to a remaining $350.0 million of common stock of the Company.
Shares Outstanding — The following table shows the Company’s changes in shares of common stock for the three and six months ended June 30, 2025 and 2024 (in thousands):

	2025	2024
Balance, beginning of the year	166,261	174,576
Equity award issuances	529	492
Share repurchases	(3,046)	(1,252)
Balance March 31,	163,744	173,816
Equity award issuances	104	261
Share repurchases	(1,554)	(2,666)
Balance June 30,	162,294	171,411

16. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $1.9 million and $3.7 million for the three and six months ended June 30, 2025, respectively. The Company recorded management fee income of $1.3 million and $2.9 million for the three and six months ended June 30, 2024, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income. During the three and six months ended June 30, 2025, the Company received distributions from the investees of $1.6 million. During the three months ended June 30, 2024, the Company did not receive any distributions from the investees. During the six months ended June 30, 2024, the Company received distributions from the investees of $0.8 million.
The Company had amounts due from its joint ventures of $1.0 million and due to its joint ventures of $0.6 million as of June 30, 2025. The Company had amounts due to its joint ventures of $1.4 million as of December 31, 2024. Receivables were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.
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
Operating segments have been identified based on the financial information utilized by the Company’s Chief Executive Officer, the chief operating decision maker (“CODM”). The CODM uses net income as a measure of profitability to assess segment performance and deciding how to allocate resources such as capital investments, share repurchases, and acquisitions. The CODM does not use or receive total assets by segment to make decisions regarding resources; therefore, the total asset disclosure by segment has not been included.
The following table reflects results of operations of the Company’s reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Infusion services net revenue	$1,393,008	$1,205,561	$2,704,189	$2,331,223
Other revenue (1)	23,077	21,625	44,868	42,015
Total Option Care Health revenue	1,416,085	1,227,186	2,749,057	2,373,238
(Expense) Income:
Cost of net revenues - drugs	(1,004,610)	(847,420)	(1,937,678)	(1,624,680)
Salaries, benefits, and other employee expense	(212,195)	(193,298)	(417,887)	(385,113)
Other segment items (2)	(100,329)	(90,886)	(199,607)	(184,105)
Depreciation and amortization expense	(16,241)	(14,907)	(31,987)	(29,635)
Interest expense, net	(14,447)	(12,603)	(27,678)	(25,805)
Equity in earnings of joint ventures	1,395	1,405	3,124	2,530
Other, net	(797)	2,564	(4,927)	2,566
Income tax expense	(18,338)	(18,998)	(35,152)	(31,162)
Net Income	$50,523	$53,043	$97,265	$97,834
(1) Represents business activities related to other miscellaneous revenue streams.
(2) Other segment items includes expenses for medical supplies, delivery and packaging, leases, professional services, and other expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to “Option Care Health,” the “Company,” “we,” “us” and “our” refer to Option Care Health, Inc. and its consolidated subsidiaries. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial condition. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes thereto included in Item 1 of Part I of this Form 10-Q. Certain statements in this Item 2 of Part I of this Form 10-Q, and in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Form 10-K”), may cause our actual results, financial position, and cash and cash equivalents generated from operations to differ materially from these forward-looking statements.
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary healthcare services through a national network of 190 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, and dietitians work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, therapies for neurological disorders and chronic inflammatory disorders, immunoglobulin therapy, and other therapies for chronic and acute conditions. The Company operates in one reporting segment, infusion services.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three and six months ended June 30, 2025 and 2024.
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

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$1,416,085	100.0%	$1,227,186	100.0%	$2,749,057	100.0%	$2,373,238	100.0%
COST OF REVENUE	1,147,042	81.0%	977,821	79.7%	2,216,962	80.6%	1,885,373	79.4%
GROSS PROFIT	269,043	19.0%	249,365	20.3%	532,095	19.4%	487,865	20.6%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	170,092	12.0%	153,783	12.5%	338,210	12.3%	308,525	13.0%
Depreciation and amortization expense	16,241	1.1%	14,907	1.2%	31,987	1.2%	29,635	1.2%
Total operating expenses	186,333	13.2%	168,690	13.7%	370,197	13.5%	338,160	14.2%
OPERATING INCOME	82,710	5.8%	80,675	6.6%	161,898	5.9%	149,705	6.3%

OTHER INCOME (EXPENSE):
Interest expense, net	(14,447)	(1.0)%	(12,603)	(1.0)%	(27,678)	(1.0)%	(25,805)	(1.1)%
Equity in earnings of joint ventures	1,395	0.1%	1,405	0.1%	3,124	0.1%	2,530	0.1%
Other, net	(797)	(0.1)%	2,564	0.2%	(4,927)	(0.2)%	2,566	0.1%
Total other expense	(13,849)	(1.0)%	(8,634)	(0.7)%	(29,481)	(1.1)%	(20,709)	(0.9)%

INCOME BEFORE INCOME TAXES	68,861	4.9%	72,041	5.9%	132,417	4.8%	128,996	5.4%
INCOME TAX EXPENSE	18,338	1.3%	18,998	1.5%	35,152	1.3%	31,162	1.3%
NET INCOME	$50,523	3.6%	$53,043	4.3%	$97,265	3.5%	$97,834	4.1%

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (expense) of $548, $242, $1,331 and ($213), respectively	(1,684)	(0.1)%	(899)	(0.1)%	(4,082)	(0.1)%	652	—%
OTHER COMPREHENSIVE (LOSS) INCOME	(1,684)	(0.1)%	(899)	(0.1)%	(4,082)	(0.1)%	652	—%
NET COMPREHENSIVE INCOME	$48,839	3.4%	$52,144	4.2%	$93,183	3.4%	$98,486	4.1%

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three months ended June 30, 2025 and 2024.
Gross Profit

	Three Months Ended June 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Net revenue	$1,416,085	$1,227,186	$188,899	15.4%
Cost of revenue	1,147,042	977,821	169,221	17.3%
Gross profit	$269,043	$249,365	$19,678	7.9%
Gross profit margin	19.0%	20.3%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of balanced growth in the mid-teens relative to prior year for both the acute and chronic revenue portfolios. Acute growth was largely driven by the impact of shifts in the competitive landscape, which increased the volume of patient service. The increase in cost of revenue was primarily driven by the growth in revenue and therapy mix. The decrease in gross profit margin was primarily due to certain higher cost therapies included within chronic growth (including rare and orphan therapies). Gross profit was also impacted by the previously disclosed reduction in the procurement spread, which the Company expects to continue for the remainder of the year.
Operating Expenses

	Three Months Ended June 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$170,092	$153,783	$16,309	10.6%
Depreciation and amortization expense	16,241	14,907	1,334	8.9%
Total operating expenses	$186,333	$168,690	$17,643	10.5%
The increase in selling, general and administrative expenses during the three months ended June 30, 2025 was primarily due to an increase in salaries, benefits, and general costs to support the business. These expenses have declined as a percentage of revenue to 12.0% for the three months ended June 30, 2025 compared to 12.5% for the three months ended June 30, 2024, due to the Company’s focus on leveraging existing infrastructure to control spending. The increase in depreciation and amortization expense was primarily due to the Intramed Plus acquisition. See Note 3, Business Combinations, of the unaudited condensed consolidated financial statements for further information.

Other Income (Expense)

	Three Months Ended June 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Interest expense, net	$(14,447)	$(12,603)	$(1,844)	14.6%
Equity in earnings of joint ventures	1,395	1,405	(10)	(0.7)%
Other, net	(797)	2,564	(3,361)	NM(1)
Total other expense	$(13,849)	$(8,634)	$(5,215)	60.4%
(1) Not meaningful
The increase in interest expense, net during the three months ended June 30, 2025 was primarily attributable to less interest income generated from our cash and cash equivalents, partially offset by a decrease in the interest rate on the Company’s First Lien Term Loan, compared to the three months ended June 30, 2024. See Note 10, Indebtedness, of the unaudited consolidated financial statements for further information. The change in other, net period over period was primarily attributable to income from other investing activities in the three months ended June 30, 2024.
Income Tax Expense

	Three Months Ended June 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Income tax expense	$18,338	$18,998	$(660)	(3.5)%
The Company recorded income tax expense of $18.3 million and $19.0 million for the three months ended June 30, 2025 and 2024, respectively, which represents an effective tax rate of 26.6% and 26.4%, respectively. The variance in the Company’s effective tax rate of 26.6% for the three months ended June 30, 2025, compared to the federal statutory rate of 21.0%, was primarily attributable to the difference between federal and state tax rates and various non-deductible expenses. The variance in the Company’s effective tax rate of 26.4% for the three months ended June 30, 2024, compared to the federal statutory rate of 21.0%, was primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance.
Net Income and Other Comprehensive Income (Loss)

	Three Months Ended June 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Net income	$50,523	$53,043	$(2,520)	(4.8)%
Other comprehensive (loss) income, net of tax:
Changes in unrealized (loss) gain on cash flow hedges, net of income taxes	(1,684)	(899)	(785)	87.3%
Other comprehensive (loss) income	(1,684)	(899)	(785)	87.3%
Net comprehensive income	$48,839	$52,144	$(3,305)	(6.3)%
The change in net income was attributable to the factors described in the above sections.
For the three months ended June 30, 2025 and 2024, the change in unrealized (loss) gain on cash flow hedges, net of income taxes was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income decreased to $48.8 million for the three months ended June 30, 2025, compared to net comprehensive income of $52.1 million for the three months ended June 30, 2024, primarily as a result of the factors described in the above sections.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the six months ended June 30, 2025 and 2024.
Gross Profit

	Six Months Ended June 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Net revenue	$2,749,057	$2,373,238	$375,819	15.8%
Cost of revenue	2,216,962	1,885,373	331,589	17.6%
Gross profit	$532,095	$487,865	$44,230	9.1%
Gross profit margin	19.4%	20.6%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of balanced growth in the mid-teens relative to the prior year for both the acute and chronic revenue portfolios. Acute growth was largely driven by the impact of shifts in the competitive landscape, which increased the volume of patient service. The increase in cost of revenue was primarily driven by the growth in revenue and therapy mix. The decrease in gross profit margin was primarily due to certain higher cost therapies included within chronic growth (including rare and orphan therapies). Gross profit was also impacted by the previously disclosed reduction in procurement spread, partially offset by temporary mitigation efforts executed in the first quarter.
Operating Expenses

	Six Months Ended June 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$338,210	$308,525	$29,685	9.6%
Depreciation and amortization expense	31,987	29,635	2,352	7.9%
Total operating expenses	$370,197	$338,160	$32,037	9.5%
The increase in selling, general and administrative expenses during the six months ended June 30, 2025 was primarily due to an increase in salaries, benefits, and general costs to support the business. These expenses have declined as a percentage of revenue to 12.3% for the six months ended June 30, 2025 compared to 13.0% for the six months ended June 30, 2024, due to the Company’s focus on leveraging existing infrastructure to control spending. The increase in depreciation and amortization expense was primarily due to the Intramed Plus acquisition. See Note 3, Business Combinations, of the unaudited condensed consolidated financial statements for further information.

Other Income (Expense)

	Six Months Ended June 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Interest expense, net	$(27,678)	$(25,805)	$(1,873)	7.3%
Equity in earnings of joint ventures	3,124	2,530	594	23.5%
Other, net	(4,927)	2,566	(7,493)	NM(1)
Total other expense	$(29,481)	$(20,709)	$(8,772)	42.4%
(1) Not meaningful
The increase in interest expense, net during the six months ended June 30, 2025 was primarily attributable to less interest income generated from our cash and cash equivalents, partially offset by a decrease in the interest rate on the Company’s First Lien Term Loan, compared to the six months ended June 30, 2024. See Note 10, Indebtedness, of the unaudited consolidated financial statements for further information. The change in other, net during the six months ended June 30, 2025 was primarily attributable to accruals related to an abandoned or unclaimed property voluntary disclosure agreement program which was related to the pre-merger operations of BioScrip, Inc. (“BioScrip”), which was entered into by BioScrip prior to its merger with the Company in 2019. As of June 30, 2025, the matters related to this program are ongoing.
Income Tax Expense

	Six Months Ended June 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Income tax expense	$35,152	$31,162	$3,990	12.8%
The Company recorded income tax expense of $35.2 million and $31.2 million for the six months ended June 30, 2025 and 2024, respectively, which represents an effective tax rate of 26.5% and 24.2%, respectively. The variance in the Company’s effective tax rate of 26.5% for the six months ended June 30, 2025, compared to the federal statutory rate of 21.0%, was primarily attributable to the difference between federal and state tax rates and various non-deductible expenses. The variance in the Company’s effective tax rate of 24.2% for the six months ended June 30, 2024, compared to the federal statutory rate of 21.0%, was primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance.

Net Income and Other Comprehensive Income (Loss)

	Six Months Ended June 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Net income	$97,265	$97,834	$(569)	(0.6)%
Other comprehensive (loss) income, net of tax:
Changes in unrealized (loss) gain on cash flow hedges, net of income taxes	(4,082)	652	(4,734)	NM(1)
Other comprehensive (loss) income	(4,082)	652	(4,734)	NM(1)
Net comprehensive income	$93,183	$98,486	$(5,303)	(5.4)%
(1) Not meaningful
The change in net income was attributable to the factors described in the above sections.
For the six months ended June 30, 2025 and 2024, the change in unrealized (loss) gain on cash flow hedges, net of income taxes was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income decreased to $93.2 million for the six months ended June 30, 2025, compared to net comprehensive income of $98.5 million for the six months ended June 30, 2024, primarily as a result of the changes in the fair market value of the cash flow hedge.

Liquidity and Capital Resources
For the six months ended June 30, 2025 and the twelve months ended December 31, 2024, the Company’s primary sources of liquidity were cash and cash equivalents of $198.8 million and $412.6 million, respectively. As of June 30, 2025 and December 31, 2024, the Company had $395.9 million of borrowings available under its credit facilities (net of $4.1 million undrawn letters of credit issued and outstanding). During the six months ended June 30, 2025 and 2024, the Company’s cash flows from operations enabled investments in pharmacy, infusion suites, and information technology infrastructure to support growth and create additional capacity in the future, as well as to pursue acquisitions and share repurchases.
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
The Company’s Revolver Facility provides for borrowings up to $400.0 million. The Revolver Facility matures on the date that is the earlier of (i) December 7, 2028 and (ii) the date that is 91 days prior to the stated maturity date applicable to any Term B Loans. Borrowings under the Revolver Facility will bear interest at a rate equal to, at the option of the Company, either (i) the Term SOFR applicable thereto plus the Applicable Rate or (ii) the then-applicable Base Rate plus the Applicable Rate, which Applicable Rate shall be, subject to certain caveats thereto, as follows (i) until delivery of financial statements and related Compliance Certificate for the first full fiscal quarter ending after the effective date of the First Lien Credit Agreement Amendment, (A) for Term SOFR Loans, 1.75%, or (B) for Base Rate Loans, 0.75% and (ii) thereafter, the Applicable Rate for Term SOFR Loans and Base Rate Loans, based upon the Total Net Leverage Ratio as set forth in the most recent Compliance Certificate received by the Administrative Agent pursuant to the terms of the credit agreement. As of June 30, 2025, the Company had $4.1 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $395.9 million.
Interest payments over the course of long-term debt obligations total an estimated $233.4 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on current rates as of June 30, 2025. Actual payments are based on changes in SOFR and exclude the interest rate cap derivative instrument.

Cash Flows
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2025	2024	Variance

	(in thousands)
Net cash provided by operating activities	$83,119	$126,871	$(43,752)
Net cash used in investing activities	(135,713)	(15,597)	(120,116)
Net cash used in financing activities	(161,153)	(78,251)	(82,902)
Net (decrease) increase in cash and cash equivalents	(213,747)	33,023	(246,770)
Cash and cash equivalents - beginning of period	412,565	343,849	68,716
Cash and cash equivalents - end of period	$198,818	$376,872	$(178,054)
Cash Flows from Operating Activities
The decrease in cash provided by operating activities during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to a reduction in accounts payable, partially offset by increases in accounts receivable, prepaid expenses, and accrued compensation and employee benefits.
Cash Flows from Investing Activities
The increase in cash used in investing activities during the six months ended June 30, 2025 was primarily related to the Intramed Plus acquisition activity with no comparable activity during the six months ended June 30, 2024.
Cash Flows from Financing Activities
The increase in cash used in financing activities was primarily related to the Company’s $150.0 million repurchase of common stock during the six months ended June 30, 2025, whereas the activity during the six months ended June 30, 2024 was primarily related to the Company’s $118.1 million repurchase of common stock as well as $50.0 million in proceeds from issuance of debt related to the first lien debt refinance in May 2024.
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
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides certain information with respect to the Company’s repurchases of common stock from April 1, 2025 through June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	—	$—	—	$400,000,895
May 1, 2025 - May 31, 2025	1,553,871	32.18	1,553,871	350,000,914
June 1, 2025 - June 30, 2025	—	—	—	350,000,914
	1,553,871	$32.18	1,553,871	$350,000,914
Item 5.    Other Information
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
No director or officer of the Company has adopted, modified or terminated a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025.

Item 6.     Exhibits
(a) Exhibits.

Exhibit Number	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Option Care Health, Inc., effective as of May 15, 2025 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 16, 2025).

3.2	Amended and Restated By-Laws of Option Care Health, Inc., effective as of May 14, 2025 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 16, 2025).
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	XBRL Formatted Cover Page

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTION CARE HEALTH, INC.

Date: July 30, 2025	/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)