Form 10-Q
period 2025-09-30
Option Care Health, Inc.
filed 2025-10-30
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
On October 28, 2025, there were 158,732,706 shares of the registrant’s Common Stock outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$309,822	$412,565
Accounts receivable, net	474,500	409,733
Inventories	415,723	388,131
Prepaid expenses and other current assets	82,721	112,198
Total current assets	1,282,766	1,322,627

NONCURRENT ASSETS:
Property and equipment, net	134,298	127,367
Operating lease right-of-use asset	92,439	86,528
Intangible assets, net	22,732	16,993
Referral sources, net	295,716	284,017
Goodwill	1,606,646	1,540,246
Other noncurrent assets	45,248	43,965
Total noncurrent assets	2,197,079	2,099,116
TOTAL ASSETS	$3,479,845	$3,421,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$627,867	$610,779
Accrued compensation and employee benefits	72,460	63,028
Accrued expenses and other current liabilities	93,324	77,783
Current portion of operating lease liability	23,475	22,044
Current portion of long-term debt	6,780	6,512
Total current liabilities	823,906	780,146

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,155,056	1,104,641
Operating lease liability, net of current portion	90,894	84,776
Deferred income taxes	50,019	47,576
Other noncurrent liabilities	1,311	366
Total noncurrent liabilities	1,297,280	1,237,359
Total liabilities	2,121,186	2,017,505

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 184,498,929 shares issued and 160,107,695 shares outstanding as of September 30, 2025; 183,846,725 shares issued and 166,261,112 shares outstanding as of December 31, 2024	18	18
Treasury stock; 24,391,234 and 17,585,613 shares outstanding, at cost, as of September 30, 2025 and December 31, 2024, respectively	(722,192)	(507,598)
Paid-in capital	1,256,914	1,231,435
Retained earnings	818,417	669,336
Accumulated other comprehensive income	5,502	11,047
Total stockholders’ equity	1,358,659	1,404,238
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,479,845	$3,421,743
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET REVENUE	$1,435,016	$1,278,546	$4,184,073	$3,651,784
COST OF REVENUE	1,162,114	1,021,797	3,379,076	2,907,170
GROSS PROFIT	272,902	256,749	804,997	744,614

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	172,104	156,999	510,314	465,524
Depreciation and amortization expense	16,291	14,659	48,278	44,294
Total operating expenses	188,395	171,658	558,592	509,818
OPERATING INCOME	84,507	85,091	246,405	234,796

OTHER INCOME (EXPENSE):
Interest expense, net	(14,146)	(12,345)	(41,824)	(38,150)
Equity in earnings of joint ventures	2,176	1,391	5,300	3,921
Other, net	(3,570)	(583)	(8,497)	1,983
Total other (expense) income	(15,540)	(11,537)	(45,021)	(32,246)

INCOME BEFORE INCOME TAXES	68,967	73,554	201,384	202,550
INCOME TAX EXPENSE	17,151	19,698	52,303	50,860
NET INCOME	$51,816	$53,856	$149,081	$151,690

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit of $478, $1,998, $1,809 and $1,785, respectively	$(1,463)	$(6,127)	$(5,545)	$(5,475)
OTHER COMPREHENSIVE (LOSS) INCOME	(1,463)	(6,127)	(5,545)	(5,475)
NET COMPREHENSIVE INCOME	$50,353	$47,729	$143,536	$146,215

EARNINGS PER COMMON SHARE:
Earnings per share, basic	$0.32	$0.32	$0.91	$0.88
Earnings per share, diluted	$0.32	$0.31	$0.91	$0.87

Weighted average common shares outstanding, basic	161,829	170,636	163,393	172,490
Weighted average common shares outstanding, diluted	163,086	171,941	164,602	173,848
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149,081	$151,690
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	50,374	46,029
Non-cash operating lease costs	19,756	17,892
Deferred income taxes - net	2,443	10,088
Loss on extinguishment of debt	4,744	377
Amortization of deferred financing costs	3,455	3,465
Equity in earnings of joint ventures	(5,300)	(3,921)
Stock-based incentive compensation expense	30,638	27,620
Distribution from equity method investments	2,100	1,250
Other adjustments	(435)	(1,845)
Changes in operating assets and liabilities:
Accounts receivable, net	(55,430)	(51,293)
Inventories	(24,899)	(36,595)
Prepaid expenses and other current assets	24,694	(3,175)
Accounts payable	10,224	164,754
Accrued compensation and employee benefits	8,338	(31,673)
Accrued expenses and other current liabilities	15,834	5,560
Operating lease liabilities	(18,118)	(16,833)
Other noncurrent assets and liabilities	5,057	3,880
Net cash provided by operating activities	222,556	287,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(27,661)	(25,266)
Business acquisitions, net of cash acquired	(117,247)	—
Other investing activities	(2,529)	—
Net cash used in investing activities	(147,437)	(25,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock-based compensation tax withholdings	(7,916)	(11,235)
Purchase of company stock and related excise taxes	(214,887)	(160,122)
Repayments of debt principal	(3,255)	(4,756)
Proceeds from issuance of debt	229,472	49,959
Retirement of debt obligations	(180,239)	—
Deferred financing costs	(3,382)	(77)
Other financing activities	2,345	3,404
Net cash used in financing activities	(177,862)	(122,827)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(102,743)	139,177
Cash and cash equivalents - beginning of the period	412,565	343,849
CASH AND CASH EQUIVALENTS - END OF PERIOD	$309,822	$483,026

Supplemental disclosure of cash flow information:
Cash paid for interest	$42,520	$48,666
Cash paid for income taxes	$49,836	$45,258
Cash paid for operating leases	$22,867	$21,861
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - December 31, 2023	$—	$18	$(255,107)	$1,204,270	$457,513	$14,978	$1,421,672
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(8,182)	—	—	(8,182)
Stock-based incentive compensation	—	—	—	9,605	—	—	9,605
Purchase of company stock and related tax effects	—	—	(40,289)	—	—	—	(40,289)
Net income	—	—	—	—	44,791	—	44,791
Other comprehensive income	—	—	—	—	—	1,551	1,551
Balance - March 31, 2024	$—	$18	$(295,396)	$1,205,693	$502,304	$16,529	$1,429,148
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	1,299	—	—	1,299
Stock-based incentive compensation	—	—	—	7,608	—	—	7,608
Purchase of company stock and related tax effects	—	—	(78,768)	—	—	—	(78,768)
Net income	—	—	—	—	53,043	—	53,043
Other comprehensive loss	—	—	—	—	—	(899)	(899)
Balance - June 30, 2024	$—	$18	$(374,164)	$1,214,600	$555,347	$15,630	$1,411,431
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(948)	—	—	(948)
Stock-based incentive compensation	—	—	—	10,407	—	—	10,407
Purchase of company stock and related tax effects	—	—	(42,388)	—	—	—	(42,388)
Net income	—	—	—	—	53,856	—	53,856
Other comprehensive loss	—	—	—	—	—	(6,127)	(6,127)
Balance - September 30, 2024	$—	$18	$(416,552)	$1,224,059	$609,203	$9,503	$1,426,231

Balance - December 31, 2024	$—	$18	$(507,598)	$1,231,435	$669,336	$11,047	$1,404,238
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(5,436)	—	—	(5,436)
Stock-based incentive compensation	—	—	—	8,801	—	—	8,801
Purchase of company stock and related tax effects	—	—	(101,113)	—	—	—	(101,113)
Net income	—	—	—	—	46,742	—	46,742
Other comprehensive loss	—	—	—	—	—	(2,398)	(2,398)
Balance - March 31, 2025	$—	$18	$(608,711)	$1,234,800	$716,078	$8,649	$1,350,834
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(33)	—	—	(33)
Stock-based incentive compensation	—	—	—	10,712	—	—	10,712
Purchase of company stock and related tax effects	—	—	(50,404)	—	—	—	(50,404)
Net income	—	—	—	—	50,523	—	50,523
Other comprehensive loss	—	—	—	—	—	(1,684)	(1,684)
Balance - June 30, 2025	$—	$18	$(659,115)	$1,245,479	$766,601	$6,965	$1,359,948
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	310	—	—	310
Stock-based incentive compensation	—	—	—	11,125	—	—	11,125
Purchase of company stock and related tax effects	—	—	(63,077)	—	—	—	(63,077)
Net income	—	—	—	—	51,816	—	51,816
Other comprehensive loss	—	—	—	—	—	(1,463)	(1,463)
Balance - September 30, 2025	$—	$18	$(722,192)	$1,256,914	$818,417	$5,502	$1,358,659
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND PRESENTATION OF FINANCIAL STATEMENTS
Corporate Organization and Business — Option Care Health, and its wholly-owned subsidiaries, provide infusion therapy and other ancillary healthcare services through a national network of 87 full service pharmacies, including 74 with ambulatory infusion suites. Additionally, the Company has 105 stand-alone ambulatory infusion suites, including 24 with advanced practitioner capabilities. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services. The Company’s stock is listed on the Nasdaq Global Select Market as of September 30, 2025.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2025, cash equivalents consisted of money market funds.
Prepaid Expenses and Other Current Assets — Included in prepaid expenses and other current assets are volume-based rebates receivable from pharmaceutical and medical supply manufacturers of $28.4 million and $54.4 million as of September 30, 2025 and December 31, 2024, respectively.
Equity-Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the balance of the investments was $27.7 million and $24.5 million, respectively. The balance of these investments is increased to reflect the Company’s capital contributions and equity in earnings of the investees. The balance of these investments is decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company’s proportionate share of earnings was $2.2 million and $5.3 million for the three and nine months ended September 30, 2025, respectively. The Company’s proportionate share of earnings was $1.4 million and $3.9 million for the three and nine months ended September 30, 2024, respectively. Distributions from the investees are treated as cash inflows from operating activities in the unaudited condensed consolidated statements of cash flows. During the three and nine months ended September 30, 2025, the Company received distributions from the investees of $0.5 million and $2.1 million, respectively. During the three and nine months ended September 30, 2024, the Company received distributions from the investees of $0.5 million and $1.3 million, respectively. See Note 16, Related-Party Transactions, for discussion of related-party transactions with these investees.
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 14% for the three and nine months ended September 30, 2025. Revenue related to the Company’s largest payer was approximately 15% for the three and nine months ended September 30, 2024. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three and nine months ended September 30, 2025, approximately 12% of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. For the three and nine months ended September 30, 2024, approximately 11% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of September 30, 2025 and December 31, 2024, approximately 11% of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
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
For the three and nine months ended September 30, 2025, approximately 66% and 67%, respectively, of the Company’s pharmaceutical and medical supply purchases were from four vendors. For the three and nine months ended September 30, 2024, approximately 68% and 67%, respectively, of the Company’s pharmaceutical and medical supply purchases were from four vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms for most products. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

3. BUSINESS COMBINATIONS
Intramed Plus, Inc. — On January 24, 2025, pursuant to the securities purchase agreement dated November 27, 2024, the Company completed the acquisition of 100% of the equity interests in Intramed Plus, Inc. (“Intramed Plus”) for a purchase price, net of cash acquired, of $117.2 million.
The allocation of the purchase price of Intramed Plus was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, with the total purchase price being allocated to the assets and liabilities acquired based on the estimated fair value of each asset and liability. Certain adjustments were made to preliminary valuation amounts related to accounts receivable, net during the three months ended September 30, 2025. The following is a preliminary estimate of the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, as of September 30, 2025, which remains open for accounts receivable, net (in thousands):

Amount
Accounts receivable, net	$9,337
Referral sources (1)	36,800
Trademarks/names (1)	8,300
Inventory	2,693
Other assets	4,831
Accounts payable and other liabilities	(11,114)
Fair value identifiable assets and liabilities	50,847
Goodwill (2)	66,400
Cash acquired	2,968
Purchase price	120,215
Less: cash acquired	(2,968)
Purchase price, net of cash acquired	$117,247
(1) Referral sources and trademarks/names have been assigned a useful life of 15 years.
(2) Goodwill is attributable to cost synergies from procurement and operational efficiencies and elimination of duplicative administrative costs.

4. REVENUE
The following table sets forth the net revenue earned by category of payer for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial payers	$1,252,185	$1,109,971	$3,628,777	$3,160,490
Government payers	172,750	147,005	501,243	424,033
Patients	10,081	21,570	54,053	67,261
Net revenue	$1,435,016	$1,278,546	$4,184,073	$3,651,784
5. INCOME TAXES
During the three and nine months ended September 30, 2025, the Company recorded tax expense of $17.2 million and $52.3 million, respectively, which represents an effective tax rate of 24.9% and 26.0%, respectively. The variance in the Company’s effective tax rate of 24.9% and 26.0% for the three and nine months ended September 30, 2025, respectively, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates and various non-deductible expenses. During the three and nine months ended September 30, 2024, the Company recorded tax expense of $19.7 million and $50.9 million, respectively, which represents an effective tax rate of 26.8% and 25.1%, respectively. The variance in the Company’s effective tax rate of 26.8% and 25.1% for the three and nine months ended September 30, 2024, respectively, compared to the federal statutory rate of 21%, is primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance. During the nine months ended September 30, 2024, the Company released $2.2 million of state valuation allowance.
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
The Company’s tax expense of $17.2 million and $52.3 million for the three and nine months ended September 30, 2025, respectively, consists of quarterly federal and state tax liabilities as well as recognized deferred federal and state tax expense. The Company’s tax expense of $19.7 million and $50.9 million for the three and nine months ended September 30, 2024, respectively, consists of quarterly federal and state tax liabilities as well as recognized deferred federal and state tax expense.
The Company has accumulated federal net operating loss carryovers that are subject to one or more Internal Revenue Code (“Code”) Section 382 limitations. This may limit the Company’s ability to utilize its federal net operating losses.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has reflected the applicable provisions of the OBBBA into its unaudited condensed financial statements for the nine months ended September 30, 2025, and there is no material impact on its unaudited condensed consolidated financial statements and related disclosures.

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
The earnings are used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the three and nine months ended September 30, 2025 and 2024 includes the effect of shares that would be issued in connection with warrants, stock options, restricted stock awards and performance stock unit awards, as these common stock equivalents are dilutive to the earnings per share recorded in those periods.
The following table presents the Company’s common stock equivalents that were excluded from the calculation of earnings per share as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock option awards	698,780	779,876	697,668	855,323
Restricted stock awards	630,075	324,877	524,731	365,835
Performance stock unit awards	3,881	—	333,995	257,735
The following table presents the Company’s basic earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$51,816	$53,856	$149,081	$151,690
Denominator:
Weighted average number of common shares outstanding	161,829	170,636	163,393	172,490
Earnings per common share:
Earnings per common share, basic	$0.32	$0.32	$0.91	$0.88
The following table presents the Company’s diluted earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$51,816	$53,856	$149,081	$151,690
Denominator:
Weighted average number of common shares outstanding	161,829	170,636	163,393	172,490
Effect of dilutive securities	1,257	1,305	1,209	1,358
Weighted average number of common shares outstanding, diluted	163,086	171,941	164,602	173,848
Earnings per common share:
Earnings per common share, diluted	$0.32	$0.31	$0.91	$0.87

7. LEASES
During the three and nine months ended September 30, 2025, the Company incurred operating lease expenses of $8.9 million and $26.0 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. During the three and nine months ended September 30, 2024, the Company incurred operating lease expenses of $8.6 million and $25.3 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. As of September 30, 2025 and December 31, 2024, the weighted-average remaining lease term was 6.6 years and 6.5 years, respectively, and the weighted-average discount rate was 6.94% and 6.56%, respectively.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2025	$7,829
2026	29,883
2027	24,863
2028	18,216
2029	13,647
Thereafter	51,281
Total lease payments	145,719
Less: interest	(31,350)
Present value of lease liabilities	$114,369
During the nine months ended September 30, 2025 and 2024, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flows of $23.0 million and $23.0 million, respectively, related to increases in the operating lease right-of-use assets and operating lease liabilities. As of September 30, 2025, the Company did not have any significant operating or financing leases that had not yet commenced.

8. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Infusion pumps	$39,476	$37,659
Equipment, furniture and other	26,901	24,055
Leasehold improvements	129,105	116,675
Computer software, purchased and internally developed	50,631	46,532
Assets under development	23,242	22,990
	269,355	247,911
Less: accumulated depreciation	(135,057)	(120,544)
Property and equipment, net	$134,298	$127,367
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income, depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense in cost of revenue	$757	$568	$2,096	$1,735
Depreciation expense in operating expenses	7,022	6,063	20,615	18,485
Total depreciation expense	$7,779	$6,631	$22,711	$20,220

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill consist of the following for the three and nine months ended September 30, 2025 (in thousands):

Amount
Balance at December 31, 2024	$1,540,246
Acquisitions	65,684
Balance at March 31, 2025	$1,605,930
Purchase accounting adjustments	(75)
Balance at June 30, 2025	$1,605,855
Purchase accounting adjustments	791
Balance at September 30, 2025	$1,606,646
There was no change in the carrying amount of goodwill for the three and nine months ended September 30, 2024.
The carrying amount and accumulated amortization of intangible assets consist of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Gross intangible assets:
Referral sources	$551,188	$514,388
Trademarks/names	46,808	39,136
Other amortizable intangible assets	985	985
Total gross intangible assets	598,981	554,509

Accumulated amortization:
Referral sources	(255,472)	(230,371)
Trademarks/names	(24,385)	(22,599)
Other amortizable intangible assets	(676)	(529)
Total accumulated amortization	(280,533)	(253,499)
Total intangible assets, net	$318,448	$301,010
Amortization expense for intangible assets was $9.3 million and $27.7 million for the three and nine months ended September 30, 2025, respectively. Amortization expense for intangible assets was $8.6 million and $25.8 million for the three and nine months ended September 30, 2024, respectively.

10. INDEBTEDNESS
Long-term debt consisted of the following as of September 30, 2025 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	678,000	(4,713)	(5,112)	668,175
Senior Notes	500,000	—	(6,339)	493,661
	$1,178,000	$(4,713)	$(11,451)	1,161,836
Less: current portion				(6,780)
Total long-term debt				$1,155,056
Long-term debt consisted of the following as of December 31, 2024 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	631,617	(5,537)	(7,555)	618,525
Senior Notes	500,000	—	(7,372)	492,628
	$1,131,617	$(5,537)	$(14,927)	1,111,153
Less: current portion				(6,512)
Total long-term debt				$1,104,641
On September 22, 2025, the Company entered into the fourth amendment (the “Fourth Amendment”) to the amended and restated First Lien Credit Agreement (the “Credit Agreement”). The Fourth Amendment, among other things, (i) refinances the existing term loans under the Credit Agreement with a new class of term loans (the “First Lien Term Loan”), reduces the interest rate on the First Lien Term Loan from Term Secured Overnight Financing Rate (“SOFR”) plus 2.25% to Term SOFR plus 1.75% and extends the maturity date of the First Lien Term Loan to September 22, 2032, (ii) provides for an additional $49.6 million of incremental First Lien Term Loan indebtedness, and (iii) extends the maturity date of the revolving credit commitments under the Credit Agreement (the “Revolver Facility”) to September 22, 2030.
As part of the above refinancing, certain lenders exited while others joined, resulting in both repayment and proceeds. The Company assessed whether the repayment of the First Lien Term Loan indebtedness resulted in an insubstantial modification or an extinguishment of the existing debt for each loan in the syndication by grouping lenders as follows: (i) Lenders participating in both the First Lien Term Loan and 4.375% Senior Unsecured Notes due 2029 (the “Senior Notes”); (ii) previous lenders that exited; and (iii) new lenders. The Company determined that proceeds from the issuance of debt totaled $229.8 million, resulting in a cash inflow from financing activities, net of $0.3 million in fees incurred, in the unaudited condensed consolidated statements of cash flows. The Company also recognized $180.2 million of retirement of debt obligations, resulting in a cash outflow from financing activities, in the unaudited condensed consolidated statements of cash flows.
In connection with the refinancing of the First Lien Term Loan, the Company incurred $6.7 million in debt issuance costs and third-party fees, of which $3.5 million was capitalized, $2.8 million was expensed as a component of selling, general and administrative expenses and $0.4 million was expensed as a loss on extinguishment as a component of other expense in the consolidated statements of comprehensive income. The Company recognized a loss on extinguishment of debt of $4.7 million included in the line entitled “Other, net” in the consolidated statements of comprehensive income, of which $0.4 million related to debt issuance costs incurred with the First Lien Term Loan refinancing, as discussed above, and $4.3 million related to existing deferred financing fees that were written off upon extinguishment.
As part of the above refinancing, the Company incurred $0.3 million in fees related to the Revolver Facility, all of which were capitalized and included as a cash outflow from financing activities within the unaudited condensed consolidated statements of cash flows.
The interest rate on the First Lien Term Loan was 5.89% and 6.82% as of September 30, 2025 and December 31, 2024, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 6.51% and 6.56% for the three and nine months ended September 30, 2025, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 7.56% and 7.84% for the three and nine months ended September 30, 2024, respectively. The First Lien Term Loan matures on September 22, 2032.
The interest rate on the Senior Notes was 4.375% as of September 30, 2025 and December 31, 2024. The weighted average interest rate incurred on the Senior Notes was 4.375% for the three and nine months ended September 30, 2025 and 2024. The Senior Notes mature on October 31, 2029.
As of September 30, 2025, the Company had $4.0 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $396.0 million. The Revolver Facility matures on the date that is the earlier of (i) September 22, 2030 and (ii) the date that is 91 days prior to the stated maturity date applicable to the Senior Notes to the extent any amount of the Senior Notes remains unpaid and outstanding as of the date that is 91 days prior to the stated maturity date applicable to the Senior Notes.
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2025	$1,695
2026	6,780
2027	6,780
2028	6,780
2029	506,780
Thereafter	649,185
Total	$1,178,000
During the three and nine months ended September 30, 2025 and 2024, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 11, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of September 30, 2025 (in thousands):

Financial Instrument	Carrying Value as of September 30, 2025	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$668,175	$—	$677,186	$—
Senior Notes	493,661	—	480,000	—
Total debt instruments	$1,161,836	$—	$1,157,186	$—
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
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair Value - Derivatives in Asset Position
Derivative	Balance Sheet Caption	September 30, 2025	December 31, 2024
Interest rate cap designated as cash flow hedge	Prepaid expenses and other current assets	$6,518	$8,034
Interest rate cap designated as cash flow hedge	Other noncurrent assets	842	6,680
Total derivative assets		$7,360	$14,714
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
The following table presents the pre-tax (loss) gain from derivative instruments recognized in other comprehensive (loss) income in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	2025	2024	2025	2024
Interest rate cap designated as cash flow hedge	$(1,941)	$(8,125)	$(7,354)	$(7,260)
The following table presents the amount and location of pre-tax income recognized in the Company’s unaudited condensed consolidated statements of comprehensive income related to the Company’s derivative instruments (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	Income Statement Caption	2025	2024	2025	2024
Interest rate cap designated as cash flow hedge	Interest expense, net	$2,241	$3,056	$6,642	$9,005

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
There were no other material assets or liabilities measured at fair value at September 30, 2025 and December 31, 2024.
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

14. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by stockholders on May 3, 2018 and amended and restated on May 19, 2021 and May 15, 2024, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors. The 2018 Plan is administered by the Company’s Compensation Committee, a standing committee of the Company’s Board of Directors. As of May 2021, a total of 9,101,734 shares of common stock were authorized for issuance under the 2018 Plan. In May 2024, an additional 4,000,000 shares were authorized for issuance under the 2018 Plan, resulting in a total of 13,101,734 shares of common stock authorized for issuance. The Company had stock options, restricted stock units and performance stock units outstanding related to the 2018 Plan as of September 30, 2025 and December 31, 2024. During the three and nine months ended September 30, 2025, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $11.1 million and $30.6 million, respectively. During the three and nine months ended September 30, 2024, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $10.4 million and $27.6 million, respectively.
15. STOCKHOLDERS’ EQUITY
Warrants — As of September 30, 2025 and December 31, 2024, the Company had warrants outstanding which entitle holders to purchase an immaterial number of shares of common stock.
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
During the three and nine months ended September 30, 2025, the Company purchased 2,205,535 and 6,805,621 shares of common stock for an average share price of $28.32 and $31.22, totaling $62.5 million and $212.5 million, respectively. During the three and nine months ended September 30, 2024, the Company purchased 1,399,674 and 5,317,183 shares of common stock for an average share price of $29.97 and $30.09, totaling $41.9 million and $160.0 million, respectively. All repurchased shares became treasury stock. As of September 30, 2025, the Company is authorized to repurchase up to a remaining $287.5 million of common stock of the Company.
Shares Outstanding — The following table shows the Company’s changes in shares of common stock for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	2025	2024
Balance, beginning of the year	166,261	174,576
Equity award issuances	529	492
Share repurchases	(3,046)	(1,252)
Balance March 31,	163,744	173,816
Equity award issuances	104	261
Share repurchases	(1,554)	(2,666)
Balance June 30,	162,294	171,411
Equity award issuances	20	135
Share repurchases	(2,206)	(1,400)
Balance September 30,	160,108	170,146

16. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $1.9 million and $5.6 million for the three and nine months ended September 30, 2025, respectively. The Company recorded management fee income of $1.6 million and $4.5 million for the three and nine months ended September 30, 2024, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income. During the three and nine months ended September 30, 2025, the Company received distributions from the investees of $0.5 million and $2.1 million, respectively. During the three and nine months ended September 30, 2024, the Company received distributions from the investees of $0.5 million and $1.3 million, respectively.
The Company had amounts due from its joint ventures of $0.6 million and due to its joint ventures of $0.5 million as of September 30, 2025. The Company had amounts due to its joint ventures of $1.4 million as of December 31, 2024. Receivables were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.
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
The following table reflects results of operations of the Company’s reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Infusion services net revenue	$1,411,051	$1,256,455	$4,115,240	$3,587,677
Other revenue (1)	23,965	22,091	68,833	64,107
Total Option Care Health revenue	1,435,016	1,278,546	4,184,073	3,651,784
(Expense) Income:
Cost of net revenues - drugs	(1,016,245)	(885,786)	(2,953,923)	(2,510,466)
Salaries, benefits, and other employee expense	(214,594)	(199,723)	(632,481)	(584,835)
Other segment items (2)	(103,379)	(93,287)	(302,986)	(277,393)
Depreciation and amortization expense	(16,291)	(14,659)	(48,278)	(44,294)
Interest expense, net	(14,146)	(12,345)	(41,824)	(38,150)
Equity in earnings of joint ventures	2,176	1,391	5,300	3,921
Other, net	(3,570)	(583)	(8,497)	1,983
Income tax expense	(17,151)	(19,698)	(52,303)	(50,860)
Net Income	$51,816	$53,856	$149,081	$151,690
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
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary healthcare services through a national network of 192 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, and dietitians work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, therapies for neurological disorders and chronic inflammatory disorders, immunoglobulin therapy, and other therapies for chronic and acute conditions. The Company operates in one reporting segment, infusion services.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three and nine months ended September 30, 2025 and 2024.
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
Other, Net. Other (expense) income primarily includes activity related to non-operating income and expenses.
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

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$1,435,016	100.0%	$1,278,546	100.0%	$4,184,073	100.0%	$3,651,784	100.0%
COST OF REVENUE	1,162,114	81.0%	1,021,797	79.9%	3,379,076	80.8%	2,907,170	79.6%
GROSS PROFIT	272,902	19.0%	256,749	20.1%	804,997	19.2%	744,614	20.4%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	172,104	12.0%	156,999	12.3%	510,314	12.2%	465,524	12.7%
Depreciation and amortization expense	16,291	1.1%	14,659	1.1%	48,278	1.2%	44,294	1.2%
Total operating expenses	188,395	13.1%	171,658	13.4%	558,592	13.4%	509,818	14.0%
OPERATING INCOME	84,507	5.9%	85,091	6.7%	246,405	5.9%	234,796	6.4%

OTHER INCOME (EXPENSE):
Interest expense, net	(14,146)	(1.0)%	(12,345)	(1.0)%	(41,824)	(1.0)%	(38,150)	(1.0)%
Equity in earnings of joint ventures	2,176	0.2%	1,391	0.1%	5,300	0.1%	3,921	0.1%
Other, net	(3,570)	(0.2)%	(583)	—%	(8,497)	(0.2)%	1,983	0.1%
Total other (expense) income	(15,540)	(1.1)%	(11,537)	(0.9)%	(45,021)	(1.1)%	(32,246)	(0.9)%

INCOME BEFORE INCOME TAXES	68,967	4.8%	73,554	5.8%	201,384	4.8%	202,550	5.5%
INCOME TAX EXPENSE	17,151	1.2%	19,698	1.5%	52,303	1.3%	50,860	1.4%
NET INCOME	$51,816	3.6%	$53,856	4.2%	$149,081	3.6%	$151,690	4.2%

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit of $478, $1,998, $1,809 and $1,785, respectively	(1,463)	(0.1)%	(6,127)	(0.5)%	(5,545)	(0.1)%	(5,475)	(0.1)%
OTHER COMPREHENSIVE (LOSS) INCOME	(1,463)	(0.1)%	(6,127)	(0.5)%	(5,545)	(0.1)%	(5,475)	(0.1)%
NET COMPREHENSIVE INCOME	$50,353	3.5%	$47,729	3.7%	$143,536	3.4%	$146,215	4.0%

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three months ended September 30, 2025 and 2024.
Gross Profit

	Three Months Ended September 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Net revenue	$1,435,016	$1,278,546	$156,470	12.2%
Cost of revenue	1,162,114	1,021,797	140,317	13.7%
Gross profit	$272,902	$256,749	$16,153	6.3%
Gross profit margin	19.0%	20.1%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had mid-teens growth relative to prior year while chronic revenue grew in the low double-digits. Acute growth was largely driven by the impact of shifts in the competitive landscape, which increased the volume of patient service. The increase in cost of revenue was primarily driven by the growth in revenue and therapy mix. The decrease in gross profit margin was primarily due to certain higher cost therapies included within chronic growth (including rare and orphan therapies). Gross profit was also impacted by the previously disclosed reduction in the procurement spread, which the Company expects to continue for the remainder of the year.
Operating Expenses

	Three Months Ended September 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$172,104	$156,999	$15,105	9.6%
Depreciation and amortization expense	16,291	14,659	1,632	11.1%
Total operating expenses	$188,395	$171,658	$16,737	9.8%
The increase in selling, general and administrative expenses during the three months ended September 30, 2025 was primarily due to an increase in salaries, benefits and general costs to support the business and debt refinancing costs. See Note 10, Indebtedness, of the unaudited condensed consolidated financial statements for further information on the Company’s debt refinancing costs. Selling, general and administrative expenses have declined as a percentage of revenue to 12.0% for the three months ended September 30, 2025 compared to 12.3% for the three months ended September 30, 2024, primarily due to the Company’s focus on leveraging existing infrastructure to control spending. The increase in depreciation and amortization expense was primarily due to the Intramed Plus acquisition. See Note 3, Business Combinations, of the unaudited condensed consolidated financial statements for further information.

Other Income (Expense)

	Three Months Ended September 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Interest expense, net	$(14,146)	$(12,345)	$(1,801)	14.6%
Equity in earnings of joint ventures	2,176	1,391	785	56.4%
Other, net	(3,570)	(583)	(2,987)	NM(1)
Total other (expense) income	$(15,540)	$(11,537)	$(4,003)	34.7%
(1) Not meaningful
The increase in interest expense, net during the three months ended September 30, 2025 was primarily attributable to less interest income generated from our cash and cash equivalents, partially offset by a decrease in the interest rate on the Company’s First Lien Term Loan, compared to the three months ended September 30, 2024. See Note 10, Indebtedness, of the unaudited condensed consolidated financial statements for further information. The change in other, net period over period was primarily attributable to the $4.7 million loss on extinguishment of debt from the Company’s debt refinance during the three months ended September 30, 2025 with no comparable activity during the three months ended September 30, 2024. See Note 10, Indebtedness, of the unaudited condensed consolidated financial statements for further information.
Income Tax Expense

	Three Months Ended September 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Income tax expense	$17,151	$19,698	$(2,547)	(12.9)%
The Company recorded income tax expense of $17.2 million and $19.7 million for the three months ended September 30, 2025 and 2024, respectively, which represents an effective tax rate of 24.9% and 26.8%, respectively. The variance in the Company’s effective tax rate of 24.9% for the three months ended September 30, 2025, compared to the federal statutory rate of 21.0%, was primarily attributable to the difference between federal and state tax rates and various non-deductible expenses. The variance in the Company’s effective tax rate of 26.8% for the three months ended September 30, 2024, compared to the federal statutory rate of 21.0%, was primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance.

Net Income and Other Comprehensive Income (Loss)

	Three Months Ended September 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Net income	$51,816	$53,856	$(2,040)	(3.8)%
Other comprehensive income (loss), net of tax:
Changes in unrealized (loss) gain on cash flow hedges, net of income taxes	(1,463)	(6,127)	4,664	(76.1)%
Other comprehensive (loss) income	(1,463)	(6,127)	4,664	(76.1)%
Net comprehensive income	$50,353	$47,729	$2,624	5.5%
The change in net income was attributable to the factors described in the above sections.
For the three months ended September 30, 2025 and 2024, the change in unrealized (loss) gain on cash flow hedges, net of income taxes was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income increased to $50.4 million for the three months ended September 30, 2025, compared to net comprehensive income of $47.7 million for the three months ended September 30, 2024, primarily as a result of the factors described in the above sections.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2025 and 2024.
Gross Profit

	Nine Months Ended September 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Net revenue	$4,184,073	$3,651,784	$532,289	14.6%
Cost of revenue	3,379,076	2,907,170	471,906	16.2%
Gross profit	$804,997	$744,614	$60,383	8.1%
Gross profit margin	19.2%	20.4%
The increase in net revenue was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had mid-teens growth relative to prior year while chronic revenue grew in the low-teens. Acute growth was largely driven by the impact of shifts in the competitive landscape, which increased the volume of patient service. The increase in cost of revenue was primarily driven by the growth in revenue and therapy mix. The decrease in gross profit margin was primarily due to certain higher cost therapies included within chronic growth (including rare and orphan therapies). Gross profit was also impacted by the previously disclosed reduction in procurement spread, partially offset by temporary mitigation efforts executed in the first quarter.
Operating Expenses

	Nine Months Ended September 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$510,314	$465,524	$44,790	9.6%
Depreciation and amortization expense	48,278	44,294	3,984	9.0%
Total operating expenses	$558,592	$509,818	$48,774	9.6%
The increase in selling, general and administrative expenses during the nine months ended September 30, 2025 was primarily due to an increase in salaries, benefits, and general costs to support the business and debt refinance costs. See Note 10, Indebtedness, of the unaudited condensed consolidated financial statements for further information on the Company’s debt refinancing costs . Selling, general and administrative expenses have declined as a percentage of revenue to 12.2% for the nine months ended September 30, 2025 compared to 12.7% for the nine months ended September 30, 2024, primarily due to the Company’s focus on leveraging existing infrastructure to control spending. The increase in depreciation and amortization expense was primarily due to the Intramed Plus acquisition. See Note 3, Business Combinations, of the unaudited condensed consolidated financial statements for further information.

Other Income (Expense)

	Nine Months Ended September 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Interest expense, net	$(41,824)	$(38,150)	$(3,674)	9.6%
Equity in earnings of joint ventures	5,300	3,921	1,379	35.2%
Other, net	(8,497)	1,983	(10,480)	NM(1)
Total other (expense) income	$(45,021)	$(32,246)	$(12,775)	39.6%
(1) Not meaningful
The increase in interest expense, net during the nine months ended September 30, 2025 was primarily attributable to less interest income generated from our cash and cash equivalents, partially offset by a decrease in the interest rate on the Company’s First Lien Term Loan, compared to the nine months ended September 30, 2024. See Note 10, Indebtedness, of the unaudited condensed consolidated financial statements for further information. The change in other, net during the nine months ended September 30, 2025 was primarily attributable to accruals related to an abandoned or unclaimed property voluntary disclosure agreement program which was related to the pre-merger operations of BioScrip, Inc. (“BioScrip”), which was entered into by BioScrip prior to its merger with the Company in 2019. As of September 30, 2025, the matters related to this program are ongoing. Additionally, the change in other, net during the nine months ended September 30, 2025 was attributable to the $4.7 million loss on extinguishment of debt from the Company’s debt refinance during the nine months ended September 30, 2025 with no comparable activity during the nine months ended September 30, 2024. See Note 10, Indebtedness, of the unaudited condensed consolidated financial statements for further information.
Income Tax Expense

	Nine Months Ended September 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Income tax expense	$52,303	$50,860	$1,443	2.8%
The Company recorded income tax expense of $52.3 million and $50.9 million for the nine months ended September 30, 2025 and 2024, respectively, which represents an effective tax rate of 26.0% and 25.1%, respectively. The variance in the Company’s effective tax rate of 26.0% for the nine months ended September 30, 2025, compared to the federal statutory rate of 21.0%, was primarily attributable to the difference between federal and state tax rates and various non-deductible expenses. The variance in the Company’s effective tax rate of 25.1% for the nine months ended September 30, 2024, compared to the federal statutory rate of 21.0%, was primarily attributable to the difference between federal and state tax rates, various non-deductible expenses, and a change in state valuation allowance.

Net Income and Other Comprehensive Income (Loss)

	Nine Months Ended September 30,
	2025	2024	Variance

	(in thousands, except for percentages)
Net income	$149,081	$151,690	$(2,609)	(1.7)%
Other comprehensive income (loss), net of tax:
Changes in unrealized (loss) gain on cash flow hedges, net of income taxes	(5,545)	(5,475)	(70)	NM(1)
Other comprehensive (loss) income	(5,545)	(5,475)	(70)	NM(1)
Net comprehensive income	$143,536	$146,215	$(2,679)	(1.8)%
(1) Not meaningful
The change in net income was attributable to the factors described in the above sections.
For the nine months ended September 30, 2025 and 2024, the change in unrealized (loss) gain on cash flow hedges, net of income taxes was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income decreased to $143.5 million for the nine months ended September 30, 2025, compared to net comprehensive income of $146.2 million for the nine months ended September 30, 2024, primarily as a result of the factors described in the above sections.

Liquidity and Capital Resources
For the nine months ended September 30, 2025 and the twelve months ended December 31, 2024, the Company’s primary sources of liquidity were cash and cash equivalents of $309.8 million and $412.6 million, respectively. As of September 30, 2025, the Company had $396.0 million of borrowings available under its credit facilities (net of $4.0 million undrawn letters of credit issued and outstanding). As of December 31, 2024, the Company had $395.9 million of borrowings available under its credit facilities (net of $4.1 million undrawn letters of credit issued and outstanding). During the nine months ended September 30, 2025 and 2024, the Company’s cash flows from operations enabled investments in pharmacy, infusion suites, and information technology infrastructure to support growth and create additional capacity in the future, as well as to pursue acquisitions and share repurchases.
The Company’s primary uses of cash and cash equivalents include supporting our ongoing business activities, investment in capital expenditures in both facilities and technology, the pursuit of acquisitions, and share repurchases. Ongoing operating cash outflows are associated with procuring and dispensing drugs, personnel and other costs associated with servicing patients, as well as paying cash interest on outstanding debt and taxes. Ongoing investing cash flows are primarily associated with capital projects and business acquisitions, the improvement and maintenance of our pharmacy facilities and investment in our information technology systems. Ongoing financing cash flows are primarily associated with the quarterly principal payments on our outstanding debt, along with potential future share repurchases.
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

Credit Facilities
On September 22, 2025, the Company entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment, among other things, (i) reduces the interest rate on the First Lien Term Loan from Term SOFR plus 2.25% to Term SOFR plus 1.75% and extends the maturity date to September 22, 2032, (ii) provides for an additional $49.6 million of incremental First Lien Term Loan indebtedness, and (iii) extends the maturity date of the Revolver Facility to September 22, 2030.
The principal balance of the First Lien Term Loan is repayable in quarterly installments of $1.7 million plus interest, with a final payment of all remaining outstanding principal due on September 22, 2032. Interest on the First Lien Term Loan is payable monthly on either (i) the SOFR plus an applicable margin of 1.75% for Term SOFR Loans; or (ii) a base rate, plus 0.75% for Base Rate Loans.
The Senior Notes bear interest at a rate of 4.375% per annum and are payable semi-annually in arrears on October 31 and April 30 of each year. The Senior Notes mature on October 31, 2029.
The Company’s Revolver Facility provides for borrowings up to $400.0 million. The Revolver Facility matures on the date that is the earlier of (i) September 22, 2030 and (ii) the date that is 91 days prior to the stated maturity date applicable to the Senior Notes to the extent any amount of the Senior Notes remains unpaid and outstanding as of the date that is 91 days prior to the stated maturity date applicable to the Senior Notes. Borrowings under the Revolver Facility will bear interest at a rate equal to, at the option of the Company, either (i) the Term SOFR applicable thereto plus the Applicable Rate or (ii) the then-applicable Base Rate plus the Applicable Rate, which Applicable Rate shall be, subject to certain caveats thereto, as follows (i) until delivery of financial statements and related Compliance Certificate for the first full fiscal quarter ending after the effective date of the First Lien Credit Agreement Amendment, (A) for Term SOFR Loans, 1.75%, or (B) for Base Rate Loans, 0.75% and (ii) thereafter, the Applicable Rate for Term SOFR Loans and Base Rate Loans, based upon the Total Net Leverage Ratio as set forth in the most recent Compliance Certificate received by the Administrative Agent pursuant to the terms of the credit agreement. As of September 30, 2025, the Company had $4.0 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $396.0 million.
Interest payments over the course of long-term debt obligations total an estimated $363.7 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on current rates as of September 30, 2025. Actual payments are based on changes in SOFR and exclude the interest rate cap derivative instrument.

Cash Flows
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2025	2024	Variance

	(in thousands)
Net cash provided by operating activities	$222,556	$287,270	$(64,714)
Net cash used in investing activities	(147,437)	(25,266)	(122,171)
Net cash used in financing activities	(177,862)	(122,827)	(55,035)
Net (decrease) increase in cash and cash equivalents	(102,743)	139,177	(241,920)
Cash and cash equivalents - beginning of period	412,565	343,849	68,716
Cash and cash equivalents - end of period	$309,822	$483,026	$(173,204)
Cash Flows from Operating Activities
The decrease in cash provided by operating activities during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to a reduction in accounts payable, partially offset by increases in inventories, prepaid expenses, and accrued compensation and employee benefits.
Cash Flows from Investing Activities
The increase in cash used in investing activities during the nine months ended September 30, 2025 was primarily related to the Intramed Plus acquisition activity with no comparable activity during the nine months ended September 30, 2024.
Cash Flows from Financing Activities
The increase in cash used in financing activities was primarily related to the Company’s $214.9 million repurchase of common stock and related excise taxes during the nine months ended September 30, 2025, whereas the activity during the nine months ended September 30, 2024 was primarily related to the Company’s $160.1 million repurchase of common stock and related excise taxes.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides certain information with respect to the Company’s repurchases of common stock from July 1, 2025 through September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	—	$—	—	$350,000,914
August 1, 2025 - August 31, 2025	485,768	28.31	485,768	336,249,232
September 1, 2025 - September 30, 2025	1,719,767	28.32	1,719,767	287,543,218
	2,205,535	$28.32	2,205,535	$287,543,218
Item 5.    Other Information
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
No director or officer of the Company has adopted, modified or terminated a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2025.

Item 6.    Exhibits
(a) Exhibits.

Exhibit Number	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Option Care Health, Inc., effective as of May 15, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 16, 2025).

3.2	Amended and Restated By-Laws of Option Care Health, Inc., effective as of May 14, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 16, 2025).
10.1
Fourth Amendment to Amended and Restated First Lien Credit Agreement, dated as of September 22, 2025, by and among Option Care Health, Inc., a Delaware corporation, as borrower, each other Loan Party (as defined therein) party thereto, each 2025 Refinancing Term Lender (as defined therein) party thereto, each 2025 Incremental Term Lender (as defined therein), each Extending Revolving Credit Lender (as defined therein) and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 25, 2025).

10.2
Employment Offer Letter, dated as of August 19, 2025, between Option Care Health, Inc. and Meenal A. Sethna (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2025).

10.3
Transition Agreement and Release, dated as of August 19, 2025, between Option Care Enterprises, Inc. and Michael Shapiro (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2025).

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

OPTION CARE HEALTH, INC.

Date: October 30, 2025	/s/ Meenal Sethna
Meenal Sethna
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)