Form 10-K
period 2025-12-31
Option Care Health, Inc.
filed 2026-02-24
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,271,294,634 based on the closing price of the registrant’s Common Stock on the Nasdaq Global Select Market on such date.
As of February 19, 2026, there were 156,447,972 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
Item 1.    Business
Overview
Option Care Health, Inc. (“Option Care Health”, “we”, “us”, “our”, or the “Company”) is the largest independent provider of home and alternate site infusion services through its national network of 196 locations in 43 states. Option Care Health draws on over 40 years of clinical care experience to offer patient-centered, cost-effective infusion therapy. Option Care Health’s infusion services include the clinical management of infusion therapy, nursing support and care coordination. Option Care Health’s multidisciplinary team of more than 5,000 clinicians, including pharmacists, pharmacy technicians, nurses and dietitians, are able to provide infusion service coverage for nearly all patients across the United States (“U.S.”) needing treatment for complex and chronic medical conditions.
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
Option Care Health contracts with managed care organizations, third-party payers, hospitals, physicians and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, and dietitians, work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, chronic inflammatory disorders, neurological disorders, immunoglobulin therapy, and other therapies for chronic and acute conditions. The Company operates in one segment, infusion services.
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
•Providers. The Company offers providers timely patient clinical support by providing care management related to their patients’ pharmacy needs and improving compliance with therapy protocols. The Company eliminates the need for providers to carry inventories of high-cost prescriptions by distributing the medications directly to patients’ homes.
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

Quality
Quality is at the core of the Company’s mission as it strives to deliver quality healthcare, leading to favorable outcomes and more cost-effective care. The Company offers comprehensive services that align with specific healthcare provider needs and has demonstrated success in improving outcomes across a broad range of therapies through improved clinically reported patient adherence rates and low rates of unplanned hospital readmissions.
The Company’s commitment to continuous quality improvement to provide optimal outcomes for its patients is evidenced by its national accreditations, including accreditations from Accreditation Commission for Health Care (“ACHC”), Pharmacy Compounding Accreditation Board (“PCAB”), American Society of Health-System Pharmacists (“ASHP”) and Utilization Review Accreditation Commission (“URAC”).
ACHC accreditation is awarded to healthcare organizations that meet regulatory requirements and accreditation standards, and PCAB accreditation offers the most comprehensive compliance solution in the industry based on more than 65 sterile compounding standards in the U.S. Pharmacopeia Pharmaceutical Compounding - Sterile Preparations Standards (“USP 797”).

Services
The Company is the largest independent provider of home and alternate site infusion services. The Company’s services are most typically provided in the patient’s home, but may also be provided at clinics, physicians’ offices or ambulatory infusion suites. The Company provides a broad therapy portfolio through a national network of 87 full-service pharmacies, including 73 with ambulatory infusion suites. Additionally, the Company has 109 stand-alone ambulatory infusion suites, including 27 with advanced practitioner capabilities. The Company’s home infusion services include medication and supplies for administration and use at home or within one of its ambulatory infusion suites, consultation and education regarding the patient’s condition and the prescribed medication nursing support, clinical monitoring and assistance in monitoring potential side effects, and assistance in obtaining reimbursement. The Company administers a wide variety of therapies and services, including the following:
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
•Naven Health. The Company offers a nationwide home infusion nursing network and clinical platform. Naven Health focuses on delivering highly specialized infusion care.
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
The Company also provides nursing services to support the above therapies, comprised of its nursing team of approximately 2,700 employees, and through its network of sub-contracted nursing agencies.

Sales and Marketing
The Company’s sales and marketing efforts focus on three primary objectives: (1) building new relationships and expanding existing contracts with managed care organizations; (2) establishing, maintaining and strengthening relationships with local and regional health systems, specialty prescribers, and other patient referral sources; and (3) maintaining existing and developing new relationships with pharmaceutical manufacturers to gain distribution access as they release new products.
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
Competition
The Company competes in the large and highly fragmented home and alternative site infusion market for contracts with managed care organizations and other third-party payers to receive referrals from physicians, case managers and hospital discharge planners. Competition in the home infusion market is based on quality of care, clinical outcomes, pricing and cost of service, reputation, and reliability of service. The Company’s competitors within the home infusion market include Optum Infusion Pharmacy (a unit of UnitedHealth Group), Coram CVS/specialty infusion services (a division of CVS Health), Amerita Specialty Pharmacy (a division of BrightSpring Health), KabaFusion, Soleo Health, Vital Care and many other regional and local home infusion companies, ambulatory infusion centers, or specialty pharmacies including Accredo, CVS Caremark, Optum Rx, and Orsini. The Company believes that its reputation for providing quality services, the strength of its national presence and its ability to effectively market its services at national, regional and local levels places it in a strong position against existing and potential competitors.
Intellectual Property
Option Care Health and its subsidiaries own a variety of trademarks, licenses, and service marks, including but not limited to: “Option Care Health”, “Option Care”, “Critical Care Systems”, “Clinical Specialties”, “BioScrip”, “BioScrip Infusion Services”, “HomeChoice Partners”, “InfuScience”, “InfusionCare”, “Infusion Partners”, “Infusion Solutions”, “New England Home Therapies”, “Professional Home Care Services”, “Wilcox Home Infusion”, “Home Solutions”, “Home Solutions Infusion Therapy”, “Naven Health”, “Naven Connect”, “Restore+ by Option Care Health”, “IG Complete+”, “Care Nav+ by Option Care Health”, “BioCure”, “DP Diabetes in Pregnancy Program”, “HP Hypertension in Pregnancy Program”, “NV Nausea and Vomiting Hyperemesis Program”, “PM Prematurity Program”, “Factor Ape”, “Intramed Plus”, “Intramed Plus Infusion and Medical Center”, as well as several others.

Suppliers
The Company purchases pharmaceuticals and medical supplies directly through pharmaceutical manufacturers, authorized distributors and group purchasing organizations. As a national pharmacy provider with broad coverage and clinical expertise of its 87 full-service pharmacies, the Company provides pharmaceutical manufacturers with an extensive distribution channel for its existing and prospective pharmaceutical products. Many of the pharmaceuticals that the Company purchases are available from multiple sources and are available in sufficient quantities to meet the needs of the Company and its patients. However, some drugs are only available through sole distribution sources and/or limited distribution models from the manufacturer that may be subject to limits on distribution. In such cases, it is important that the Company establishes and maintains good working relationships with the manufacturer to secure a sufficient supply to meet its patients’ needs. Additionally, certain drugs may become subject to supply shortages. Such shortages can result in cost increases or hamper the Company’s ability to obtain sufficient quantities to meet the needs of its patients. The Company actively manages its relationships with direct manufacturers and distributors to provide differentiated access and service to ensure consistent supply and cost-effective procurement. These relationships provide the Company the opportunity to become a selected partner in the launch of their new products. The Company may also receive fees, which it records as revenue, from certain biotech manufacturers for providing them with bona fide services often focused around clinical outcomes/data. The Company’s continued growth will be dependent on maintaining its existing relationships with manufacturers and establishing new relationships with additional manufacturers as the Company launches new products.
For the year ended December 31, 2025, approximately 68% of the Company’s pharmaceutical and medical supply purchases were from four vendors. Most of the pharmaceuticals that we purchase are available from multiple distributors, and we believe they are available in sufficient quantities to meet our needs and the needs of our patients. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.
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
The Company’s largest payer represented approximately 14% of its revenue for the year ended December 31, 2025. No other single payer represented more than 10% of its revenue. The Company also provides services that are directly reimbursable through government healthcare programs such as Medicare and state Medicaid programs. For the year ended December 31, 2025, approximately 12% of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid.
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

Regulations
Federal Food, Drug, and Cosmetic Act. Certain provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) govern the handling and distribution of pharmaceutical products. This law exempts certain pharmaceuticals and medical devices from federal labeling and packaging requirements as long as they are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription. The Company believes it materially complies with all applicable requirements. The FDCA also governs interstate commerce for pharmaceutical products. The Company cannot predict the impact of any future FDCA regulations on its ability to ship drugs to different states from its pharmacies.
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
The FDA also regulates certain medical devices, such as infusion pumps that the Company uses to provide its services. In recent years, the FDA has increased its oversight of infusion pumps, resulting in additional requirements around patient education and adverse event reporting. The Company believes it complies in all material respects with all applicable requirements and that its employees have the level of proficiency required to use these devices and provide training to its patients.
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
False Claims Act. The Company is subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim or causing a claim to be presented for payment from a federal healthcare program that is false or fraudulent. The standard for “knowing and willful” may include conduct that amounts to a reckless disregard for the accuracy of information presented to payers. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare or Medicaid programs and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly or by a private plaintiff by filing a whistleblower lawsuit on the government’s behalf. Under the False Claims Act, the government and private plaintiffs, if any, may recover monetary penalties in the amount of $14,308 to $28,619 per false claim, as well as an amount equal to three times the amount of damages sustained by the government as a result of the false claim. A number of states, including states in which the Company operates, have adopted their own false claims statutes as well as statutes that allow individuals to bring whistleblower actions. The Company believes that it has procedures in place to ensure the material accuracy of its claims.

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
As of December 31, 2025, the Company employed 6,528 persons on a full-time basis and 1,738 persons on a part-time basis. The majority of its part-time employees are clinicians due to the nature and timing of the services the Company provides.
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
Company-Specific Risk Factors
Our revenue and profitability could decline if the pharmaceutical industry undergoes certain changes, including limiting or discontinuing research, development, production and marketing of the pharmaceuticals that are compatible with the services we provide.
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
We are highly dependent on reimbursement from MCOs, government programs such as Medicare and Medicaid and commercial insurers (collectively, “Third-Party Payers”). For the year ended December 31, 2025, 88% of our revenue came from MCOs and other non-governmental payers, including Medicare Advantage plans, Managed Medicaid plans, pharmacy benefit managers (“PBMs”), and self-pay patients. Many payers seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing. From time to time, payers with whom we have relationships require that we bid against our competitors to keep their business. As a result of this bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be reduced. The loss of a payer relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our gross margins and net income.
Increasing competition from established and vertically integrated healthcare providers, coupled with industry consolidation and cost pressures, may limit our ability to grow revenue, maintain pricing, secure favorable contracts, and access critical pharmaceutical products.
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
Contracts and fee schedules for prescription drug reimbursement, including our contracts with commercial payers, PBMs, and Medicaid programs, generally use certain published benchmarks to establish pricing. These benchmarks include Average Wholesale Price (“AWP”), Wholesale Acquisition price (“WAC”), Average Selling Price (“ASP”), among others. Future changes to the use of AWP, WAC, ASP or other public pricing benchmarks used to establish drug pricing, including changes in reimbursement calculations by federal and state healthcare programs, could impact our reimbursement and our ability to negotiate rebates and/or discounts with drug manufacturers and wholesalers.
Changes in our relationships with pharmaceutical manufacturers, including changes in drug availability or pricing, could adversely affect our business and financial results.
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
For the year ended December 31, 2025, approximately 68% of our pharmaceutical and medical supply purchases were from four vendors. Most of the pharmaceuticals that we purchase are available from multiple distributors, and we believe they are available in sufficient quantities to meet our needs and the needs of our patients. We keep safety stock to ensure continuity of service for reasonable, but limited, periods of time. Should a supply disruption result in our inability to obtain especially high margin drugs and compound components necessary for patient care, our consolidated financial statements could be negatively impacted.
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
Our business could be adversely affected if we fail to effectively adopt and integrate evolving technologies such as artificial intelligence (“AI”), attract and retain necessary technical talent, or adapt to competitive, technological, or structural changes in the healthcare products and services industry, any of which could impair our ability to attract and retain clients and maintain our competitive position.
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
Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, and our results of operations could suffer if there is an impairment of goodwill.
Our acquisitions resulted in significant goodwill reported on our financial statements. Goodwill results when the purchase price exceeds the fair value of the identifiable tangible and intangible assets and liabilities acquired. We may not realize the full value of this goodwill. As such, we evaluate on at least an annual basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would recognize the unrecoverable goodwill as a charge against our earnings. The Company completes its goodwill impairment test annually in the fourth quarter on a qualitative basis. If the fair value is more likely than not less than the carrying value, a quantitative assessment will be performed. When evaluating goodwill for potential impairment on a quantitative basis, we compare the fair value of our reporting units to their respective carrying amounts. We estimate the fair value of our reporting units using the income approach. If the carrying amount of a reporting unit exceeds its estimated fair value, a goodwill impairment loss is recognized in an amount equal to the excess to the extent of the goodwill balance. The income approach requires us to estimate a number of factors for our reporting units, including projected future operating results, economic projections, anticipated future cash flows, and discount rates. The fair value determined using the income approach is then compared to marketplace fair value data from within a comparable industry grouping for reasonableness. Because of the significance of our goodwill, any future impairment could result in material non-cash charges to our results of operations, which could have an adverse effect on our results of operations.

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

Federal actions and legislation could reduce reimbursement rates from governmental payers and adversely affect our results of operations.
In recent years, Congress has passed legislation reducing payments to healthcare providers. The Budget Control Act of 2011, as amended, requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year that extend through 2027. CMS began imposing a 2% reduction on Medicare claims on April 1, 2013. The Affordable Care Act provides for material reductions in the growth of Medicare program spending. The 21st Century Cures Act (the “Cures Act”) significantly reduced the amount paid by Medicare for drug costs, while delaying the implementation of a clinical services payment, although Congress also passed a temporary transitional service payment that took effect January 1, 2019. In addition, from time to time, CMS revises the reimbursement systems used to reimburse healthcare providers, which may result in reduced Medicare payments. Most recently, the Inflation Reduction Act of 2022 (the “IRA”) granted CMS the authority to negotiate drug prices under Medicare Part D. In August 2024, CMS announced the results of its first round of drug price negotiations, which included a 66% reduction from 2023 list price for one therapy in our portfolio effective January 2026. The direct and indirect impact IRA-mandated price negotiations and future CMS determinations is expected to negatively impact our results of operations.
For the year ended December 31, 2025, 12% of our revenue was derived from reimbursement by direct federal and state programs such as Medicare and Medicaid. Reimbursement from these and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to or new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. Changes to the way Medicare pays for our services, including mandatory payment reductions, such as sequestration, may reduce our revenue and profitability on services provided to Medicare patients and increase our working capital requirements. In addition, we are sensitive to possible changes in state Medicaid programs.
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

Ongoing reimbursement rate reductions, pricing pressures from Third-Party Payers and managed care payers, and increasing payer consolidation could significantly impact revenue, reduce profitability, and concentrate financial dependence on a few large payers.
Competition to provide healthcare services, efforts by traditional Third-Party Payers to contain or reduce healthcare costs, and the increasing influence of managed care payers such as HMOs, have resulted in reduced rates of reimbursement for home infusion and specialty pharmacy services. Changes in reimbursement policies of governmental Third-Party Payers, including policies relating to Medicare, Medicaid and other federal and state funded programs, could reduce the amounts reimbursed to our customers for our products and, in turn, the amount these customers would be willing to pay for our products and services, or could directly reduce the amounts payable to us by such payers. Pricing pressures by Third-Party Payers may continue, and these trends may adversely affect our business.
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

Regulatory changes, increased scrutiny, or reclassification of our compounding practices as an FDA-regulated outsourcing facility could lead to costly compliance requirements, operational disruptions, and reputational harm.
The operations of compounding pharmacies are regulated by federal and state governmental agencies. We believe that our compounding is performed in safe environments, and we have clinically appropriate policies and procedures in place. We do not believe that our current compounding practices qualify us as an outsourcing facility because we only compound pursuant to a patient-specific prescription and do so in compliance with the applicable United States Pharmacopeia, Chapter 797 (“USP 797”) standards and applicable state pharmacy laws. Should state regulators or the FDA disagree, or should our business practices change to qualify us as an outsourcing facility, there is risk of regulatory action and/or increased resources required to comply with federal requirements imposed pursuant to the Drug Quality & Security Act (“DQSA”) on outsourcing facilities that could significantly increase our costs or otherwise affect our results of operations. Furthermore, we cannot predict the overall impact of increased scrutiny on compounding pharmacies.
The DQSA amended the FDCA to grant the FDA additional authority to regulate and monitor the manufacturing of compounded pharmaceutical drugs. In 2013, Congress passed the DQSA, which creates a new category of compounding facilities called outsourcing facilities that are regulated by the FDA. The Company complies with all federal and state regulations, as well as all PCAB Accreditation Standards for Sterile and Non-Sterile Pharmacy Compounding, and pursues accreditation from quality associations. The Company believes it complies in all material respects with all applicable requirements of a non-outsourcing-facility pharmacy, as outlined in Section 503A of the FDCA. In addition, the Company believes it complies in all material respects with the Drug Supply Chain Security Act (“DSCSA”), which includes an electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States. These regulatory measures, future DSCSA regulatory measures and the potential for increased DSCSA enforcement by the FDA could increase pharmacy costs. Noncompliance with these regulations could have an adverse impact on our reputation and profitability.
Our existing indebtedness could adversely affect our business and growth prospects.
As of December 31, 2025, we had $1,176.3 million of outstanding borrowings, including (i) $676.3 million under our First Lien Term Loan (as defined herein) and (ii) $500.0 million under our 4.375% Senior Unsecured Notes due 2029 (the “Senior Notes”). All obligations under the First Lien Term Loan are secured by first-priority perfected security interests in substantially all of our assets and the assets of our subsidiaries, subject to permitted liens and other exceptions. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position.
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
Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay, as our First Lien Term Loan has an applicable interest rate of Term SOFR plus 1.75%, and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial condition and results of operations. Further, our credit agreements and indenture contain customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business. Our First Lien Term Loan is also subject to mandatory prepayments in certain circumstances and requires a prepayment of a certain percentage of our excess cash flow. This excess cash flow payment, and future required prepayments, will reduce our cash available for investment in our business.
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

We may incur additional debt, which could increase the risks associated with our leverage.
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
If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be required to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flow and resources, we could face liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. The financing documents governing our First Lien Term Loan, Revolver Facility (as defined herein) and our Senior Notes restrict our ability to conduct asset sales and/or use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.

Risks Relating to Our Common Stock
Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if it is beneficial to our stockholders.
Our amended and restated certificate of incorporation contains provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Among other things, these provisions:
•allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of stockholders and which could depress the price of our common stock;
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
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees and stockholders to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, our amended and restated certificate of incorporation or our bylaws or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that, for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action”, will not apply to suits to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation will further provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our amended and restated certificate of incorporation described above. The forum selection clause in our amended and restated certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
We cannot guarantee that our stock repurchase program will enhance long-term stockholder value.
In January 2026, the Company’s Board of Directors approved an increase to its 2025 share repurchase program authorization from $500 million to $1 billion. The repurchase program does not have an expiration date, and we are not obligated to repurchase a specified number or dollar value of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. The repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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
As a result of operating in the home infusion industry, our business is subject to inherent risk of claims, losses and potential lawsuits alleging medical professional liability incidents involving our employees that are likely to occur in a patient’s home or alternate site. We maintain professional liability insurance to provide coverage to us and our subsidiaries against these risks. A successful professional liability claim in excess of our insurance coverage could harm our consolidated financial statements. Various aspects of our business may subject us to litigation and liability for damages. For example, a prescription drug dispensing error could result in a patient receiving the wrong amount of medication, which could lead to personal injury or death. Our business and consolidated financial statements could suffer if we pay damages or defense costs in connection with a claim that is outside the scope of any applicable contractual indemnity or insurance coverage.
Our insurance coverage also includes property and business interruption liability, cyber liability, clinical trials liability, crime liability, auto liability, intercompany transit liability, workers’ compensation, employers’ liability, executive liability policies (employment practices liability, fiduciary liability, directors’ and officers’ liability), umbrella/excess liability, storage tank liability and general liability with varying limits. We cannot assure that the insurance we maintain will satisfy claims made against us or that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms or at all. Claims made against us will be subject to the terms, conditions and exclusions of the insurance policies we maintain. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business.
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
Pursuing acquisitions or strategic investments and alliances may expose us to integration challenges, valuation uncertainties, operational disruptions, and potential financial losses if these investments fail to deliver expected benefits.
We may pursue acquisitions or strategic investments in, or alliances with, businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses, intangible assets and technologies, difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets that could reduce future reported earnings, and potential loss of clients or key employees of acquired companies. We may not be able to successfully integrate the operations, personnel, services or products that we have acquired or may acquire in the future. Strategic investments may also entail some of the risks described above. If these investments are unsuccessful, we may need to incur charges against earnings.
We may also pursue a number of strategic relationships. These relationships may be important to our business and growth prospects. However, we may not be able to maintain these relationships or develop new strategic alliances.
Our business depends upon our information systems. A cyber-attack, security breach or our inability to effectively integrate, manage and keep our information systems secure and operational could disrupt our operations.
Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, or damage as well as the development of a company culture of security and data protection. The Company relies on its information systems to provide security for processing, transmitting, and storing confidential information about patients, customers, and personnel, such as names, addresses and other individually identifiable information protected by HIPAA and other privacy laws. Cybersecurity risks could compromise our information and expose us to liability, which may harm our ability to operate effectively and may cause harm to our business and reputation. Cyber incidents can result from deliberate attacks or unintentional events. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and with rapidly evolving industry standards may result in the Company incurring significant expense due to increased investment in technology and the development of new operational processes.
We may experience interruptions, delays and outages in service and availability from time to time, including infrastructure changes, human or software errors, upgrade disruptions and capacity constraints. We have not experienced any material known attacks on our information technology systems that compromised any confidential information. We maintain our information technology systems with safeguards against cyber-attacks including intrusion prevention and detection, firewalls and continuous monitoring of our environment for viruses and malware. In addition, we provide our employees with extensive training on best ways to protect our patient information, including, among others, avoiding phishing emails and sharing access to sensitive information on a need-only basis. However, these safeguards do not ensure that a significant cyber-attack could not occur. Although we have taken steps to protect the security of our information technology systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or damage or the improper access or disclosure of personal health information or personally identifiable information such as in the event of a cyber-attack or employee error or misuse of the system.
Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches can create system disruptions or shutdowns or the unauthorized use or disclosure of confidential information. If personally identifiable information or protected health information is improperly accessed, tampered with or disclosed as a result of a security breach, we may incur significant costs to notify, and mitigate potential harm to the affected individuals. We may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other federal or state laws protecting confidential personal information. In addition, a security breach of our information technology systems could damage our reputation, subject us to liability claims or regulatory penalties for compromised personal information and could have a materially adverse effect on our business, financial condition, and results of operations.

Reliance on third-party hosting services exposes us to potential security breaches, service disruptions, and pricing changes that could negatively impact operations and financial performance.
Our information technology infrastructure includes hosting services provided by third parties. While we believe these third parties are high-performing organizations with secure platforms and customary certifications, they could suffer a security breach or business interruption, which in turn could impact our operations negatively.
The development and use of AI technologies could expose us to significant governance, compliance, and legal liabilities, including evolving regulatory requirements, heightened scrutiny, litigation risk, and substantial compliance costs, that may adversely affect our operations, financial condition, and ability to successfully adopt and deploy AI.
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
Acts of God, such as major weather disturbances or other force majeure events, could disrupt our business.
Acts of God, such as major weather disturbances, natural disasters, or other force majeure events, could disrupt our operations, supply chain, and the services we provide to patients. Our business relies on a network of prescribers, providers, patients and facilities that can be negatively impacted by local weather disturbances and other force majeure events. For example, in anticipation of major weather events, patients with impaired health may be moved to alternate sites. After a major weather event, availability of electricity, clean water and transportation can impact our ability to provide service in patients’ homes. Additionally, such events could impact key suppliers or vendors, disrupting the services or materials they provide to us. In addition, acts of God and other force majeure events may cause a reduction in our business or increased costs, such as increased costs in our operations as we incur overtime charges or redirect services to other locations, delays in our ability to work with payers, hospitals, physicians and other strategic partners on new business initiatives, and disruption to referral patterns as patients are moved out of facilities affected by such events or are unable to return to sites of service in patients’ homes.

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
Our goal is to maintain an information technology infrastructure that implements physical, administrative, and technical controls and is supplemented by a strong culture of security across the organization. These controls are adjusted based on risk and designed to protect the confidentiality, integrity, and availability of our information systems, including the customer information, personal information, and proprietary information stored on our networks.
We have a cybersecurity incident response plan and dedicated teams to respond to cybersecurity incidents. When a cybersecurity incident occurs, we have cross-functional teams that are responsible for leading the initial assessment of priority and severity. Our information security team assists in taking remedial action in response to an incident, and external experts may also be engaged as appropriate.
Our overarching approach to cybersecurity risk management centers on governance, people, processes, and technology. We provide security awareness training to help employees understand their role in protecting our information. This includes mandatory annual cybersecurity training and monthly phishing simulations. We also perform periodic internal tabletops or simulation exercises involving technical experts, business and functional leaders, as well as separate exercises with select critical third-party service providers.
We conduct third-party assessments of potential new vendors who process, store or transmit our data. This includes a formal security review which may consist of review of documentation related to a vendor’s security attestations, such as SOC 2 Type 2 or HITRUST certifications.
We leverage third-party auditing companies to assess our cybersecurity program and procedures and reaffirm our NIST CSF Maturity level, our compliance with SOC 2 standards as well as the HIPAA Security Rule. These assessments aid in continual improvement of our program and help us identify and address cybersecurity related risks.
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

Governance
The Quality, Technology and Compliance Committee (“QTCC”) of our Board of Directors provides board-level oversight of cybersecurity risk. As part of its oversight role, the QTCC receives reports about our practices, programs, or notable threats or incidents related to cybersecurity throughout the year, including through periodic updates from our CISO and other leaders. The QTCC provides regular reports to the full Board about these matters and other areas within its responsibility, and the CISO and other leaders provide updates regarding cybersecurity matters to the full Board as appropriate.
Our CISO reports to our Chief Information Officer and leads our overall cybersecurity function. Our CISO has over 20 years of experience in various security roles, which include managing information security, developing cybersecurity strategy, and implementing cybersecurity programs. Our CISO collaborates with senior leaders and other members of our organization to identify and analyze cybersecurity risks and implement controls as appropriate and feasible to mitigate these risks. The CISO also supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, including by collaborating with internal and external stakeholders. Our CISO is supported by a management-led Security Council, which consists of our Chief Executive Officer, Chief Financial Officer and other senior leaders throughout our organization. The Security Council reviews and discusses our cybersecurity program as well as emerging cyber risks, threats, and industry trends, among other topics.
Item 2.    Properties
We currently lease all of our properties from third parties under various lease terms expiring over periods extending through 2039, in addition to a number of non-material month-to-month leases. Our corporate headquarters is located at 3000 Lakeside Drive, Suite 300N, Bannockburn, IL 60015. Our other properties mainly consist of infusion pharmacies equipped with clean room and compounding capabilities. Some infusion pharmacies are co-located with an ambulatory infusion center where patients receive infusion treatments. As of December 31, 2025, we have 87 pharmacies and 109 stand-alone ambulatory infusion suites that support our infusion services business in 43 states.
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
Holders of Record
As of February 19, 2026, there were 66 stockholders of record of our Common Stock.
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
On February 20, 2023, the Company’s Board of Directors authorized a share repurchase program of up to an aggregate $250 million of common stock of the Company. On December 6, 2023, the Company’s Board of Directors approved an increase to its 2023 share repurchase program authorization from $250 million to $500 million. This program was completed in December 2024. On January 10, 2025, the Company’s Board of Directors authorized a new share repurchase program of up to an aggregate $500 million of common stock of the Company. In January 2026, the Board of Directors approved an increase to its 2025 share repurchase program authorization from $500 million to $1 billion.
The following table provides certain information with respect to the Company’s repurchases of common stock from October 1, 2025 through December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	1,379,417	$27.22	1,379,417	$250,000,941
November 1, 2025 - November 30, 2025	887,176	28.54	887,176	224,678,743
December 1, 2025 - December 31, 2025	1,006,795	31.92	1,006,795	192,539,758
	3,273,388	$29.02	3,273,388	$192,539,758

Stock Performance Graph
The following graph compares the total cumulative returns of Option Care Health, the Nasdaq Composite Index and the S&P Health Care Services Select Industry Index for the five-year period from December 31, 2020 through December 31, 2025. The graph shows the performance of a $100 investment in our Common Stock and each index as of December 31, 2020.
* $100 invested on December 31, 2020 in stock or index, including reinvestment of dividends.

	Year Ended December 31,
	2020	2021	2022	2023	2024	2025
Option Care Health, Inc.	$100.00	$181.84	$192.39	$215.41	$148.34	$203.71
Nasdaq Composite Index	$100.00	$121.39	$81.21	$116.47	$149.83	$180.33
S&P Health Care Services Select Industry Index	$100.00	$109.45	$87.48	$91.50	$92.81	$109.97

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
Business Overview
Option Care Health and its wholly-owned subsidiaries provide infusion therapy and other ancillary healthcare services through a national network of 196 locations around the United States. Our national footprint enables us to collaborate with health systems and national payers to provide high quality care at an appropriate cost in a comfortable setting. We have established key relationships that allow us access to local resources to ensure responsiveness to our patients’ needs. At the center of everything we do is the patient. This is the driving force behind all of our actions and the partnerships that we have broadly across the healthcare ecosystem.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the years ended December 31, 2025 and 2024.
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
Change in Unrealized (Loss) Gain on Cash Flow Hedge, Net of Income Tax Benefit (Expense). Change in unrealized (loss) gain on cash flow hedge, net of income tax benefit (expense), consists of the (loss) gain associated with the changes in the fair value of derivatives designated as hedging instruments related to the interest rate cap, net of income taxes.

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the years ended December 31, 2025 and 2024 (in thousands, except for percentages). For a discussion of Option Care Health’s consolidated results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2025.

	Year Ended December 31,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$5,649,519	100.0%	$4,998,202	100.0%
COST OF REVENUE	4,561,624	80.7%	3,985,209	79.7%
GROSS PROFIT	1,087,895	19.3%	1,012,993	20.3%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	682,451	12.1%	630,251	12.6%
Depreciation and amortization expense	67,538	1.2%	60,909	1.2%
Total operating expenses	749,989	13.3%	691,160	13.8%
OPERATING INCOME	337,906	6.0%	321,833	6.4%

OTHER INCOME (EXPENSE):
Interest expense, net	(54,558)	(1.0)%	(49,029)	(1.0)%
Equity in earnings of joint ventures	7,409	0.1%	5,964	0.1%
Other, net	(7,857)	(0.1)%	4,831	0.1%
Total other (expense) income	(55,006)	(1.0)%	(38,234)	(0.8)%

INCOME BEFORE INCOME TAXES	282,900	5.0%	283,599	5.7%
INCOME TAX EXPENSE	75,315	1.3%	71,776	1.4%
NET INCOME	$207,585	3.7%	$211,823	4.2%

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (expense) of $2,272 and $1,284, respectively	(6,941)	(0.1)%	(3,931)	(0.1)%
OTHER COMPREHENSIVE (LOSS) INCOME	(6,941)	(0.1)%	(3,931)	(0.1)%
NET COMPREHENSIVE INCOME	$200,644	3.6%	$207,892	4.2%

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table presents selected consolidated comparative results of operations for the years ended December 31, 2025 and 2024:
Gross Profit

	Year Ended December 31,
	2025	2024	Variance

	(in thousands, except for percentages)
Net revenue	$5,649,519	$4,998,202	$651,317	13.0%
Cost of revenue	4,561,624	3,985,209	576,415	14.5%
Gross profit	$1,087,895	$1,012,993	$74,902	7.4%
Gross profit margin	19.3%	20.3%
The increase in net revenue during the year ended December 31, 2025 was primarily driven by organic growth in the Company’s portfolio of therapies, consisting of acute revenue that had mid-teens growth relative to the prior year while chronic revenue grew in the low double-digits. Acute growth was largely driven by the impact of shifts in the competitive landscape, which increased the volume of patient service. The increase in cost of revenue was primarily driven by the growth in revenue and therapy mix. The decrease in gross profit margin was primarily due to mix, including certain higher cost therapies included within chronic growth (including rare and orphan therapies) as well as biosimilar adoption, partially offset by certain mitigation efforts executed in the first quarter of 2025. Management expects these dynamics to negatively impact gross profit by $25 million to $35 million in 2026.
Operating Expenses

	Year Ended December 31,
	2025	2024	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$682,451	$630,251	$52,200	8.3%
Depreciation and amortization expense	67,538	60,909	6,629	10.9%
Total operating expenses	$749,989	$691,160	$58,829	8.5%
The increase in selling, general and administrative expenses during the year ended December 31, 2025 was primarily due to investment in internal resources and other general costs to support both ongoing business needs as well as future business growth. Selling, general and administrative expenses have declined as a percentage of revenue to 12.1% for the year ended December 31, 2025 compared to 12.6% for the year ended December 31, 2024, due to the Company’s focus on leveraging existing infrastructure to control spending. The increase in depreciation and amortization expense was primarily due to the Intramed Plus acquisition. See Note 3, Business Acquisitions, of the consolidated financial statements for further information.

Other Income (Expense)

	Year Ended December 31,
	2025	2024	Variance

	(in thousands, except for percentages)
Interest expense, net	$(54,558)	$(49,029)	$(5,529)	11.3%
Equity in earnings of joint ventures	7,409	5,964	1,445	24.2%
Other, net	(7,857)	4,831	(12,688)	NM(1)
Total other (expense) income	$(55,006)	$(38,234)	$(16,772)	43.9%
(1) Not meaningful
The increase in interest expense, net during the year ended December 31, 2025 was primarily attributable to less interest income generated from our cash and cash equivalents due to lower interest rates, partially offset by a decrease in the interest rate on the Company’s First Lien Term Loan, compared to the year ended December 31, 2024. See Note 11, Indebtedness, of the consolidated financial statements for further information.
The change in other, net during the year ended December 31, 2025 was primarily attributable to accruals for an abandoned or unclaimed property voluntary disclosure agreement program related to the pre-merger operations of BioScrip, Inc. (“BioScrip”), which was entered into by BioScrip prior to its merger with the Company in 2019. As of December 31, 2025, the matters related to this program are ongoing. Additionally, the change in other, net was attributable to the $4.7 million loss on extinguishment of debt from the Company’s debt refinancing during the year ended December 31, 2025 with no comparable activity during the year ended December 31, 2024.
Income Tax Expense

	Year Ended December 31,
	2025	2024	Variance

	(in thousands, except for percentages)
Income tax expense	$75,315	$71,776	$3,539	4.9%
The Company recorded income tax expense of $75.3 million and $71.8 million, which represents an effective tax rate of 26.6% and 25.3% for the years ended December 31, 2025 and 2024, respectively. The income tax expense for the year ended December 31, 2025 includes the release of $0.4 million of state valuation allowance, compared to a $2.2 million release in 2024. The variance in the Company’s effective tax rate of 26.6% and 25.3% for the years ended December 31, 2025 and 2024, respectively, compared to the federal statutory rate of 21%, as well as year-over-year changes, was primarily attributable to the inclusion of state taxes in multiple jurisdictions, various non-deductible expenses, and changes in state valuation allowance.

Net Income and Other Comprehensive (Loss) Income

	Year Ended December 31,
	2025	2024	Variance

	(in thousands, except for percentages)
Net income	$207,585	$211,823	$(4,238)	(2.0)%
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (expense)	(6,941)	(3,931)	(3,010)	76.6%
Other comprehensive (loss) income	(6,941)	(3,931)	(3,010)	76.6%
Net comprehensive income	$200,644	$207,892	$(7,248)	(3.5)%
The change in net income was attributable to the factors described in the above sections.
For the years ended December 31, 2025 and 2024, the change in unrealized (loss) gain on cash flow hedge, net of income tax benefit (expense) was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income decreased to $200.6 million for the year ended December 31, 2025, compared to net comprehensive income of $207.9 million for the year ended December 31, 2024, primarily as a result of the factors described in the above sections.

Liquidity and Capital Resources
For the years ended December 31, 2025 and 2024, the Company’s primary sources of liquidity were cash and cash equivalents of $232.6 million and $412.6 million, respectively. As of December 31, 2025, the Company had $396.0 million of borrowings available under its credit facilities (net of $4.0 million undrawn letters of credit issued and outstanding), described further below. During the years ended December 31, 2025 and 2024, the Company’s positive cash flows from operations have enabled investments in pharmacy, infusion suites, and information technology infrastructure to support growth and create additional capacity in the future, as well as to pursue acquisitions and repurchases of Company shares.
The Company’s primary uses of cash and cash equivalents include supporting our ongoing business activities, internal investment in resources to support future growth, investment in capital expenditures in both facilities and technology, the pursuit of acquisitions, and the pursuit of share repurchases.
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
Our business strategy includes strategic deployment of capital to internal investments in resources, infrastructure, and technologies to support future growth, the pursuit of strategic tuck-in and adjacent acquisitions that complement our existing operations and the pursuit of share repurchases. We continue to evaluate acquisition opportunities and view acquisitions as a key part of our growth strategy. The Company has generally funded its acquisitions with cash and cash equivalents. The Company may require additional capital in excess of current availability in order to complete future acquisitions. It is impossible to predict the amount of capital that may be required for acquisitions, and there is no assurance that sufficient financing for these activities will be available on acceptable terms.
Short-Term and Long-Term Liquidity Requirements
The Company’s ability to make principal and interest payments on any borrowings under our credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash and cash equivalents in the future, which to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on our current level of operations and planned capital expenditures, we believe that our existing cash and cash equivalents balances, expected cash flows generated from operations, and credit facility will be sufficient to meet our operating requirements over the next 12 months and beyond. We may require additional borrowings under our credit facilities and alternative forms of financings or investments to achieve our longer-term strategic plans.

Credit Facilities
On September 22, 2025, the Company entered into the fourth amendment (“the Fourth Amendment”) to the amended and restated First Lien Credit Agreement (the “Credit Agreement”) dated as of October 27, 2021. The Fourth Amendment, among other things, (i) refinances the existing term loans with a new class of term loans (the “First Lien Term Loan”), reduces the interest rate on the First Lien Term Loan from Term Secured Overnight Financing Rate (“SOFR”) plus 2.25% to Term SOFR plus 1.75% and extends the maturity date of the First Lien Term Loan to September 22, 2032, (ii) provides for an additional $49.6 million of incremental First Lien Term Loan indebtedness, and (iii) extends the maturity date of the revolving credit commitments under the Credit Agreement (the “Revolver Facility”) to September 22, 2030.
Under the Fourth Amendment, the principal balance of the First Lien Term Loan is repayable in quarterly installments of $1.7 million plus interest, with a final payment of all remaining outstanding principal due on September 22, 2032. Interest on the First Lien Term Loan is payable monthly on either (i) the SOFR plus an applicable margin of 1.75% for Term SOFR Loans; or (ii) a base rate, plus 0.75% for Base Rate Loans.
The Senior Notes bear interest at a rate of 4.375% per annum, which are payable semi-annually in arrears on October 31 and April 30 of each year, and which began on April 30, 2022. The Senior Notes mature on October 31, 2029.
The Company’s Revolver Facility provides for borrowings up to $400.0 million pursuant to which such lenders have agreed to make Revolving Credit Loans to the Company. The Revolver Facility matures on the date that is the earlier of (i) September 22, 2030 and (ii) the date that is 91 days prior to the stated maturity date applicable to the Senior Notes to the extent any amount of the Senior Notes remains unpaid and outstanding as of the date that is 91 days prior to the stated maturity date applicable to the Senior Notes. Borrowings under the Revolver Facility will bear interest at a rate equal to, at the option of the Company, either (i) the Term SOFR applicable thereto plus the Applicable Rate or (ii) the then-applicable Base Rate plus the Applicable Rate, which Applicable Rate shall be, subject to certain caveats thereto, as follows (i) until delivery of financial statements and related Compliance Certificate for the first full fiscal quarter ending after the effective date of the Fourth Amendment, (A) for Term SOFR Loans, 1.75%, or (B) for Base Rate Loans, 0.75% and (ii) thereafter, the Applicable Rate for Term SOFR Loans and Base Rate Loans, based upon the Total Net Leverage Ratio as set forth in the most recent Compliance Certificate received by the Administrative Agent pursuant to the terms of the Credit Agreement. As of December 31, 2025, the Company had $4.0 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $396.0 million.
Interest payments over the course of long-term debt obligations total an estimated $338.1 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on current rates as of December 31, 2025. Actual payments are based on changes in SOFR and exclude the interest rate cap derivative instrument.

Cash Flows
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table presents selected data from Option Care Health’s consolidated statements of cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Variance

	(in thousands)
Net cash provided by operating activities	$258,447	$323,392	$(64,945)
Net cash used in investing activities	(161,083)	(36,470)	(124,613)
Net cash used in financing activities	(277,305)	(218,206)	(59,099)
Net (decrease) increase in cash and cash equivalents	(179,941)	68,716	(248,657)
Cash and cash equivalents - beginning of period	412,565	343,849	68,716
Cash and cash equivalents - end of period	$232,624	$412,565	$(179,941)
Cash Flows from Operating Activities
The change in cash provided by operating activities during the year ended December 31, 2025 was primarily due to increases in inventories due to strategic purchases and a focus on maximizing the impact from volume based rebates and prompt pay purchase discounts. The change was also largely related to an increase in accounts receivable driven by revenue growth. The change in cash provided by operating activities for the year ended December 31, 2024 was largely driven by an increase in accounts payable due to timing of strategic purchases in inventories ahead of expected future price increases on certain drugs.
Cash Flows from Investing Activities
The increase in cash used in investing activities during the year ended December 31, 2025 was primarily related to the Intramed Plus acquisition activity with no comparable activity during the year ended December 31, 2024.
Cash Flows from Financing Activities
The increase in cash used in financing activities was primarily related to the Company’s $310.0 million repurchase of common stock and related excise taxes during the year ended December 31, 2025, compared to $252.7 million repurchase of common stock and related excise taxes during the year ended December 31, 2024. The increase was partially offset by the Company’s debt refinancing in September 2025, in which $49.6 million in net proceeds from issuance of debt was received.

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
The following discussion is not intended to be a comprehensive list of all the accounting policies, estimates or assumptions made in the preparation of our financial statements. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, Summary of Significant Accounting Policies, within the notes to the consolidated financial statements included in Item 8 of this Annual Report.
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
After applying the criteria from ASC 606, an allowance for doubtful accounts is established only as a result of an adverse change in the payers’ ability to pay outstanding billings. As of December 31, 2025 and 2024, the Company had an immaterial allowance for doubtful accounts. The Company recorded an allowance for implicit price concessions based on its historical experience of additional revenue being recorded or revenue being written off when amounts received are greater than or less than the originally estimated net realizable value. The detailed assessments included, among other factors, current over/under payments which had not yet been applied to an account, historical contractual adjustments, and historical payments. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled.

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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company’s primary market risk exposure is to changing SOFR‑based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. At December 31, 2025, we had outstanding debt of $676.3 million under our First Lien Term Loan with a variable interest rate component. See Note 11, Indebtedness, of the consolidated financial statements for more information.
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
A hypothetical 100-basis point increase or decrease in market interest rates associated with the unhedged variable-rate debt over a 12-month period would result in a change to interest expense of approximately $3.8 million.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Option Care Health, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Option Care Health, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Chicago, Illinois
February 24, 2026

OPTION CARE HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$232,624	$412,565
Accounts receivable, net	473,566	409,733
Inventories	471,149	388,131
Prepaid expenses and other current assets	87,629	112,198
Total current assets	1,264,968	1,322,627

NONCURRENT ASSETS:
Property and equipment, net	139,236	127,367
Operating lease right-of-use asset	91,250	86,528
Intangible assets, net	21,897	16,993
Referral sources, net	287,281	284,017
Goodwill	1,606,743	1,540,246
Other noncurrent assets	44,394	43,965
Total noncurrent assets	2,190,801	2,099,116
TOTAL ASSETS	$3,455,769	$3,421,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$639,829	$610,779
Accrued compensation and employee benefits	70,414	63,028
Accrued expenses and other current liabilities	88,329	77,783
Current portion of operating lease liability	23,996	22,044
Current portion of long-term debt	6,780	6,512
Total current liabilities	829,348	780,146

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,154,052	1,104,641
Operating lease liability, net of current portion	88,519	84,776
Deferred income taxes	56,019	47,576
Other noncurrent liabilities	1,438	366
Total noncurrent liabilities	1,300,028	1,237,359
Total liabilities	2,129,376	2,017,505

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of December 31, 2025 and 2024	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 184,522,423 shares issued and 156,857,801 shares outstanding as of December 31, 2025; 183,846,725 shares issued and 166,261,112 shares outstanding as of December 31, 2024	18	18
Treasury stock; 27,664,622 and 17,585,613 shares outstanding, at cost, as of December 31, 2025 and 2024, respectively	(818,201)	(507,598)
Paid-in capital	1,263,549	1,231,435
Retained earnings	876,921	669,336
Accumulated other comprehensive income (loss)	4,106	11,047
Total stockholders’ equity	1,326,393	1,404,238
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,455,769	$3,421,743
The accompanying notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2025	2024	2023
NET REVENUE	$5,649,519	$4,998,202	$4,302,324
COST OF REVENUE	4,561,624	3,985,209	3,321,101
GROSS PROFIT	1,087,895	1,012,993	981,223

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	682,451	630,251	607,427
Depreciation and amortization expense	67,538	60,909	59,201
Total operating expenses	749,989	691,160	666,628
OPERATING INCOME	337,906	321,833	314,595

OTHER INCOME (EXPENSE):
Interest expense, net	(54,558)	(49,029)	(51,248)
Equity in earnings of joint ventures	7,409	5,964	5,530
Other, net	(7,857)	4,831	89,865
Total other (expense) income	(55,006)	(38,234)	44,147

INCOME BEFORE INCOME TAXES	282,900	283,599	358,742
INCOME TAX EXPENSE	75,315	71,776	91,652
NET INCOME	$207,585	$211,823	$267,090

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (expense) of $2,272, $1,284, and $2,158, respectively	$(6,941)	$(3,931)	$(6,181)
OTHER COMPREHENSIVE (LOSS) INCOME	(6,941)	(3,931)	(6,181)
NET COMPREHENSIVE INCOME	$200,644	$207,892	$260,909

EARNINGS PER COMMON SHARE:
Earnings per share, basic	$1.28	$1.23	$1.49
Earnings per share, diluted	$1.27	$1.23	$1.48

Weighted average common shares outstanding, basic	162,099	171,567	178,973
Weighted average common shares outstanding, diluted	163,365	172,845	180,375
The accompanying notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$207,585	$211,823	$267,090
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	70,690	63,498	62,200
Non-cash operating lease costs	25,008	22,581	18,533
Deferred income taxes, net	8,443	12,656	12,766
Loss on extinguishment of debt	4,744	377	—
Amortization of deferred financing costs	4,147	4,628	4,446
Equity in earnings of joint ventures	(7,409)	(5,964)	(5,530)
Stock-based incentive compensation expense	39,956	36,143	30,479
Distribution from equity method investments	4,000	2,400	4,000
Other adjustments	1,033	(4,504)	(1,244)
Changes in operating assets and liabilities:
Accounts receivable, net	(54,593)	(32,075)	224
Inventories	(81,469)	(114,127)	(51,000)
Prepaid expenses and other current assets	17,756	(15,601)	(6,290)
Accounts payable	19,523	183,395	47,703
Accrued compensation and employee benefits	6,292	(29,480)	15,546
Accrued expenses and other current liabilities	9,894	6,133	(1,727)
Operating lease liabilities	(24,034)	(21,911)	(17,529)
Other noncurrent assets and liabilities	6,881	3,420	(8,372)
Net cash provided by operating activities	258,447	323,392	371,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(41,307)	(35,606)	(41,866)
Proceeds from sale of assets	—	—	3,743
Business acquisitions, net of cash acquired	(117,247)	—	(12,494)
Other investing activities	(2,529)	(864)	(5,889)
Net cash used in investing activities	(161,083)	(36,470)	(56,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock-based compensation tax withholdings	(10,599)	(12,382)	(3,115)
Purchase of company stock and related excise taxes	(309,951)	(252,726)	(250,261)
Proceeds from issuance of debt	229,472	49,959	—
Repayments of debt principal	(4,951)	(6,384)	(6,000)
Retirement of debt obligations	(180,239)	—	—
Deferred financing costs	(3,382)	(77)	—
Other financing activities	2,345	3,404	(5,750)
Net cash used in financing activities	(277,305)	(218,206)	(265,126)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(179,941)	68,716	49,663
Cash and cash equivalents - beginning of period	412,565	343,849	294,186
CASH AND CASH EQUIVALENTS - END OF PERIOD	$232,624	$412,565	$343,849

Supplemental disclosure of cash flows information:
Cash paid for interest	$64,658	$71,553	$69,804
Cash paid for income taxes	$67,287	$64,522	$75,241
Cash paid for operating leases	$30,737	$28,505	$27,391
The accompanying notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - December 31, 2022	$—	$18	$(2,403)	$1,176,906	$190,423	$21,159	$1,386,103
Stock-based incentive compensation	—	—	—	30,479	—	—	30,479
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(3,115)	—	—	(3,115)
Purchase of company stock, and related tax effects	—	—	(252,704)	—	—	—	(252,704)
Net income	—	—	—	—	267,090	—	267,090
Other comprehensive loss	—	—	—	—	—	(6,181)	(6,181)
Balance - December 31, 2023	$—	$18	$(255,107)	$1,204,270	$457,513	$14,978	$1,421,672
Stock-based incentive compensation	—	—	—	36,143	—	—	36,143
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(8,978)	—	—	(8,978)
Purchase of company stock, and related tax effects	—	—	(252,491)	—	—	—	(252,491)
Net income	—	—	—	—	211,823	—	211,823
Other comprehensive loss	—	—	—	—	—	(3,931)	(3,931)
Balance - December 31, 2024	$—	$18	$(507,598)	$1,231,435	$669,336	$11,047	$1,404,238
Stock-based incentive compensation	—	—	—	39,956	—	—	39,956
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(7,842)	—	—	(7,842)
Purchase of company stock, and related tax effects	—	—	(310,603)	—	—	—	(310,603)
Net income	—	—	—	—	207,585	—	207,585
Other comprehensive loss	—	—	—	—	—	(6,941)	(6,941)
Balance - December 31, 2025	$—	$18	$(818,201)	$1,263,549	$876,921	$4,106	$1,326,393
The accompanying notes to consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND PRESENTATION OF FINANCIAL STATEMENTS
Corporate Organization and Business — Option Care Health, and its wholly-owned subsidiaries, provide infusion therapy and other ancillary healthcare services through a national network of 87 full service pharmacies, including 73 with ambulatory infusion suites. Additionally, the Company has 109 stand-alone ambulatory infusion sites, including 27 with advanced practitioner capabilities. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services. The Company’s stock is listed on the Nasdaq Global Select Market as of December 31, 2025, under the stock ticker OPCH.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2025 and 2024, cash equivalents consisted of money market funds.
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
Price concessions may result from patient hardships, patient uncollectible accounts sent to collection agencies, lack of recovery due to not receiving prior authorization, differing interpretations of covered therapies in payer contracts, different pricing methodologies, or various other reasons. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), an allowance for doubtful accounts is established only as a result of an adverse change in the Company’s payers’ ability to pay outstanding billings. In addition, the Company assesses if there have been any changes to historical credit losses to determine if an allowance for credit losses is needed. The Company had an immaterial allowance for doubtful accounts and credit losses as of December 31, 2025 and 2024.
Included in accounts receivable are earned but unbilled gross receivables of $155.1 million and $105.3 million as of December 31, 2025 and 2024, respectively. Delays ranging from one day up to several weeks between the date of service and billing can occur due to standard billing practices and delays in obtaining certain required payer-specific documentation from internal and external sources.
See “Revenue Recognition” for a further discussion of the Company’s revenue recognition policy.
Inventories — Inventories, which consist primarily of pharmaceuticals, are stated at the lower of first‑in, first‑out cost or net realizable value basis, which the Company believes is reflective of the physical flow of inventories.
Prepaid Expenses and Other Current Assets — Included in prepaid expenses and other current assets are volume-based rebates receivable from pharmaceutical and medical supply manufacturers of $35.3 million and $54.4 million for the years ended December 31, 2025 and 2024, respectively.
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
Intangible assets arising from the Company’s acquisitions are amortized on a straight‑line basis over the estimated useful life of each asset. Referral sources have a useful life ranging from fifteen to twenty years. Trademarks/names have a useful life ranging from ten to fifteen years. The other amortizable intangible assets have a useful life of approximately five years. The Company does not have any indefinite‑lived intangible assets.
Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation on owned property and equipment is provided for on a straight‑line basis over the estimated useful lives of owned assets. Leasehold improvements are amortized over the estimated useful life of the property or over the term of the lease, whichever is shorter. Estimated useful lives are seven years for infusion pumps and three to thirteen years for equipment. Major repairs, which extend the useful life of an asset, are capitalized in the property and equipment accounts. Routine maintenance and repairs are expensed as incurred. Computer software is included in property and equipment and consists of purchased software and internally-developed software. The Company capitalizes application-stage development costs for significant internally-developed software projects. Once the software is ready for its intended use, these costs are amortized on a straight‑line basis over the software’s estimated useful life, generally five years. Costs recognized in the preliminary project phase and the post-implementation phase, as well as maintenance and training costs, are expensed as incurred. See “Recently Issued Accounting Pronouncements” for discussion of ASU 2025-06 and upcoming changes to accounting for software costs.
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
Equity-Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying consolidated balance sheets. As of December 31, 2025 and 2024, the balance of the investments was $27.9 million and $24.5 million, respectively. The balance of these investments is increased to reflect the Company’s capital contributions and equity in earnings of the investees. The balance of these investments is decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying consolidated statements of comprehensive income. The Company’s proportionate share of earnings was $7.4 million, $6.0 million, and $5.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. Distributions from the investees are treated as cash inflows from operating activities in the consolidated statements of cash flows. During the years ended December 31, 2025, 2024, and 2023, the Company received distributions from the investees of $4.0 million, $2.4 million, and $4.0 million, respectively. See Note 17, Related-Party Transactions, for discussion of related-party transactions with these investees.
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
The Company's outstanding performance obligations relate to contracts with a duration of less than one year. Therefore, the Company has elected to apply the practical expedient provided by ASC 606 and is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. Any unsatisfied or partially unsatisfied performance obligations at the end of a reporting period are generally completed prior to the patient being discharged. See Note 4, Revenue for further discussion of revenue.
Cost of Revenue — Cost of revenue consists of the actual cost of pharmaceuticals and other medical supplies dispensed to patients, as well as all other costs directly related to the production of revenue. These costs include warehousing costs, purchasing costs, freight costs, cash discounts, volume-based rebates, wages and related costs for pharmacists and nurses, along with depreciation expense relating to revenue-generating assets, such as infusion pumps.
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
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 14%, 15%, and 14% for the years ended December 31, 2025, 2024, and 2023, respectively. There were no other managed care contracts that represent greater than 10% of revenue for the years presented.
For the years ended December 31, 2025, 2024, and 2023, approximately 12% of the Company’s revenue was reimbursable through direct government healthcare programs such as Medicare and Medicaid. As of December 31, 2025 and 2024, approximately 13% and 11%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
The Company does not require its patients or other payers to carry collateral for any amounts owed for goods or services provided. Other than as discussed above, concentrations of credit risk relating to trade accounts receivable are limited due to the Company’s diversity of patients and payers. Further, the Company generally does not provide charity care; however, Option Care Health offers a financial assistance program for patients that meet certain defined hardship criteria.
For the year ended December 31, 2025, approximately 68% of the Company’s pharmaceutical and medical supply purchases were from four vendors. For the year ended December 31, 2024, approximately 58% of the Company’s pharmaceutical and medical supply purchases were from three vendors. For the year ended December 31, 2023, approximately 72% of the Company’s pharmaceutical and medical supply purchases were from four vendors. Most of the pharmaceutical and medical supplies that we purchase are available from multiple distributors, and we believe they are available in sufficient quantities to meet our needs and the needs of our patients. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

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

Recently Issued Accounting Pronouncements — In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU improves the navigability of the required interim disclosures, clarifies when the guidance in Topic 270 is applicable, and provides additional guidance on what disclosures should be provided in interim reporting periods. The amendments also require entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The FASB does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements, but rather intends to provide clarity on the current interim reporting requirements. The Company is required to adopt this ASU for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its results of operations, cash flows, financial position, and disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes the accounting for software costs that are accounted for under Subtopic 350-40 and improves the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. The FASB expects that capitalization of internal-use software costs generally will not change significantly for most types of software under the amendments in this update. The Company is required to adopt this ASU for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU was adopted as of January 1, 2026 and will be applied prospectively to the 2026 annual reporting period. The adoption will not have any material impact on the Company’s results of operations, cash flows, financial position, or disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU improves the disclosures around a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The amendments in this ASU do not change or remove current presentation requirements or current expense disclosure requirements. However, the amendments affect where this information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. The Company is required to adopt this ASU for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its results of operations, cash flows, financial position, and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU allows investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. This ASU also improves the effectiveness and comparability of disclosures by adding disclosures of pretax income (loss) and income tax expense (benefit) to be consistent with U.S. Securities and Exchange Commission (“SEC”) Regulation S-X and removing disclosures that no longer are considered cost beneficial or relevant. The Company is required to adopt this ASU for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU was adopted during the year ended December 31, 2025 and applied prospectively. The adoption did not have any material impact on the Company’s results of operations, cash flows, financial position, or disclosures. See Note 6, Income Taxes, for further discussion.
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
The allocation of the purchase price of Intramed Plus was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, with the total purchase price being allocated to the assets and liabilities acquired based on the estimated fair value of each asset and liability. Certain adjustments were made to preliminary valuation amounts related to accounts receivable, net during the year ended December 31, 2025. The following is a final allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired (in thousands), as of December 31, 2025:

Amount
Accounts receivable, net	$9,240
Referral sources (1)	36,800
Trademarks/names (1)	8,300
Inventory	2,693
Other assets	4,831
Accounts payable and other liabilities	(11,114)
Fair value identifiable assets and liabilities	50,750
Goodwill (2)	66,497
Cash acquired	2,968
Purchase price	120,215
Less: cash acquired	(2,968)
Purchase price, net of cash acquired	$117,247
(1) Referral sources and trademarks/names have been assigned a useful life of 15 years.
(2) Goodwill is attributable to cost synergies from procurement and operational efficiencies and elimination of duplicative administrative costs.
Amedisys, Inc. — On May 3, 2023, the Company entered into a definitive merger agreement (the “Amedisys Merger Agreement”) with Amedisys, Inc. (“Amedisys”). Under the terms of the Amedisys Merger Agreement, the Company would issue new shares of its common stock to Amedisys stockholders, which would result in the Company’s stockholders holding approximately 64.5% of the combined company.
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

4. REVENUE
The following table sets forth the net revenue earned by category of payer for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Commercial payers	$4,902,394	$4,348,991	$3,747,568
Government payers	681,583	584,271	500,891
Patients	65,542	64,940	53,865
Net revenue	$5,649,519	$4,998,202	$4,302,324
5. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) plan and matches 100% of employee contributions, up to 4% of employee compensation. The Company recorded expense for the defined contribution plan of $14.7 million, $13.3 million, and $13.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. In the years ended December 31, 2025, 2024, and 2023, Company contributions of $14.0 million, $13.3 million, and $12.4 million, respectively, were paid.

6. INCOME TAXES
The income tax expense (benefit) consists of the following for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S. federal income tax expense (benefit):
Current	$51,994	$47,239	$56,474
Deferred	9,291	16,396	18,739
	61,285	63,635	75,213
State income tax expense (benefit):
Current	12,606	10,597	20,253
Deferred	1,424	(2,456)	(3,814)
	14,030	8,141	16,439
Total income tax expense	$75,315	$71,776	$91,652
Beginning with the year ended December 31, 2025, the Company has prospectively adopted the guidance in ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures (“ASU 2023-09”). The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09 (in thousands, except for percentages):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory income tax rate	$59,409	21.0%
State and local income taxes, net of federal income tax effect (1)	11,382	4.0%
Tax credits:
Research and development tax credits	(555)	(0.2)%
Nontaxable or nondeductible items:
Share-based compensation impacts	4,779	1.7%
Other	300	0.1%
Effective income tax rate	$75,315	26.6%
(1) State tax in California, Florida, New York and Pennsylvania made up more than 50% of the tax effect in this category.
Also in accordance with ASU 2023-09, the following table reflects income taxes paid disaggregated by Federal and State for the year ended December 31, 2025 (in thousands):

Amount
Federal	$57,500
State	9,787
Total income taxes paid	$67,287

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal income tax effect	3.5%	4.8%
Valuation allowance	(0.8)%	(1.5)%
Share-based compensation impacts	1.2%	0.7%
Other, net	0.4%	0.5%
Effective income tax rate	25.3%	25.5%
The Company recorded income tax expense of $75.3 million, $71.8 million, and $91.7 million, which represents an effective tax rate of 26.6%, 25.3%, and 25.5% for the years ended December 31, 2025, 2024, and 2023, respectively. The Company released $0.4 million, $2.2 million, and $5.8 million of state valuation allowances for the years ended December 31, 2025, 2024, and 2023, respectively. The income tax expense for the year ended December 31, 2023 includes $21.8 million of tax expense related to the Termination Fee payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses.
The variance in the Company’s effective tax rate of 26.6%, 25.3%, and 25.5% for the years ended December 31, 2025, 2024, and 2023, respectively, compared to the federal statutory rate of 21%, as well as year-over-year changes, was primarily attributable to the inclusion of state taxes in multiple jurisdictions, various non-deductible expenses, and changes in state valuation allowance.
The components of deferred income tax assets and liabilities were as follows as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Price concessions	$5,697	$8,053
Compensation and benefits	7,364	6,166
Interest limitation carryforward	3,533	5,768
Operating lease liability	25,323	23,880
Net operating losses	46,459	50,860
Other	13,012	12,676
Deferred tax assets before valuation allowance	101,388	107,403
Valuation allowance	(2,839)	(3,337)
Deferred tax assets, net of valuation allowance	98,549	104,066

Deferred tax liabilities:
Accelerated depreciation	(16,914)	(12,630)
Operating lease right-of-use asset	(20,078)	(18,883)
Intangible assets	(43,445)	(48,412)
Goodwill	(67,766)	(59,303)
Other	(6,365)	(12,414)
Deferred tax liabilities	(154,568)	(151,642)
Net deferred tax liabilities	$(56,019)	$(47,576)

Deferred tax assets are generally required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the year ended December 31, 2025, the Company maintains a valuation allowance of $2.8 million against certain state net operating losses (“NOL”). In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities, including the effect in available carryback and carryforward periods, projected taxable income and tax-planning strategies, in making this assessment. On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated.
At December 31, 2025, the Company had $33.7 million of tax-effected federal NOL carryforwards all of which are currently available to offset future taxable income in the United States and reflected as a deferred tax asset of the company. Tax-effected federal NOL carryforwards of $22.7 million expire beginning in 2028 through 2036, and $11.0 million of tax-effected federal NOLs have an indefinite carryforward period. At December 31, 2025, the Company had $3.5 million tax-effected amounts of interest limitation carryforwards which have an indefinite carryforward period. At December 31, 2025, the Company also had $12.8 million tax-effected amounts of cumulative state NOL carryforwards available to offset future taxable income in various states. These state NOL carryforwards will expire beginning in 2026 through 2044, with some having an indefinite carryforward period.
At December 31, 2025, 2024, and 2023, there were no unrecognized tax benefits for uncertain tax positions. Tax related interest and penalties are classified as a component of income tax expense.
The following table presents the valuation allowance for deferred tax assets for the years ended December 31, 2025, 2024 and 2023 (in thousands):

		Additions
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged (Benefit) to Other Accounts	Balance at End of Period
2023: Valuation allowance for deferred tax assets	$13,056	$(6,685)	$—	$6,371
2024: Valuation allowance for deferred tax assets	$6,371	$(3,034)	$—	$3,337
2025: Valuation allowance for deferred tax assets	$3,337	$(498)	$—	$2,839
The company files income tax returns in the U.S. and various state and local jurisdictions. There are no ongoing Federal or state income tax audits as of December 31, 2025. The statute remains open for examination by the Internal Revenue Service beginning with year 2022 and in state jurisdictions for periods beginning in 2021.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has reflected the applicable provisions of the OBBBA into its consolidated financial statements for the year ended December 31, 2025, and there is no material impact on the Company’s effective tax rate.

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
The earnings are used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the years ended December 31, 2025, 2024, and 2023 includes the effect of shares that would be issued in connection with warrants, stock options, restricted stock awards and performance stock unit awards, as these common stock equivalents are dilutive to the earnings per share recorded in those periods.
The following table presents the Company’s common stock equivalents that were excluded from the calculation of earnings per share as they would be anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Stock option awards	697,024	854,545	1,214,560
Restricted stock awards	575,070	376,743	340,331
Performance stock unit awards	354,696	286,881	—
The following table presents the Company’s basic earnings per share and shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (1)	$207,585	$211,823	$267,090
Denominator:
Weighted average number of common shares outstanding	162,099	171,567	178,973
Earnings per Common Share:
Earnings per common share, basic	$1.28	$1.23	$1.49
(1) Net income for the year ended December 31, 2023 includes $63.1 million related to the termination payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses and taxes. See Note 3, Business Acquisitions, for further discussion.
The following table presents the Company’s diluted earnings per share and shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (1)	$207,585	$211,823	$267,090
Denominator:
Weighted average number of common shares outstanding	162,099	171,567	178,973
Effect of dilutive securities	1,266	1,278	1,402
Weighted average number of common shares outstanding, diluted	163,365	172,845	180,375
Earnings per Common Share:
Earnings per common share, diluted	$1.27	$1.23	$1.48
(1) Net income for the year ended December 31, 2023 includes $63.1 million related to the termination payment received on behalf of Amedisys, under the terms of the Mutual Termination Agreement, net of merger-related expenses and taxes. See Note 3, Business Acquisitions, for further discussion.

8. LEASES
During the years ended December 31, 2025, 2024, and 2023, the Company incurred operating lease expenses of $35.1 million, $32.7 million, and $30.6 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the consolidated statements of comprehensive income. As of December 31, 2025 and 2024, the weighted-average remaining lease term was 6.5 years and the weighted-average discount rate was 6.97% and 6.56%, respectively.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2026	$30,992
2027	25,828
2028	19,042
2029	14,248
2030	11,061
Thereafter	41,711
Total lease payments	142,882
Less: interest	(30,367)
Present value of lease liabilities	$112,515
During the years ended December 31, 2025, 2024, and 2023, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the consolidated statements of cash flows of $27.1 million, $25.0 million, and $30.5 million, respectively, related to the increases in the operating lease ROU asset and operating lease liabilities. As of December 31, 2025, the Company did not have any significant operating or financing leases that had not yet commenced.

9. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Infusion pumps	$36,497	$37,659
Equipment, furniture and other	28,087	24,055
Leasehold improvements	126,651	116,675
Computer software, purchased and internally developed	58,608	46,532
Assets under development	19,207	22,990
	269,050	247,911
Less: accumulated depreciation	(129,814)	(120,544)
Property and equipment, net	$139,236	$127,367
Depreciation expense is recorded within cost of revenue and operating expenses within the consolidated statements of comprehensive income, depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year ended December 31,
	2025	2024	2023
Depreciation expense in cost of revenue	$3,152	$2,590	$2,999
Depreciation expense in operating expenses	30,606	26,503	24,820
Total depreciation expense	$33,758	$29,093	$27,819

10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is not amortized, but is evaluated for impairment annually in the fourth quarter of the fiscal year, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Circumstances that could trigger an interim impairment test include: a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, unanticipated competition, the loss of key personnel, a change in reporting units, the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of, and the results of testing for recoverability of a significant asset group within a reporting unit.
A qualitative impairment analysis was performed in the fourth quarter of 2025, 2024, and 2023, to assess whether it is more likely than not that the fair value of the Company’s reporting units are less than their carrying value. The Company assessed relevant events and circumstances including macroeconomic conditions, industry and market considerations, overall financial performance, entity-specific events, and changes in the Company’s stock price. The Company determined that there was no goodwill impairment in 2025, 2024, or 2023.
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
Changes in the carrying amount of goodwill consist of the following activity for the years ended December 31, 2025, 2024, and 2023 (in thousands):

Amount
Balance at December 31, 2022	$1,533,424
Acquisitions	6,998
Purchase accounting adjustments	(176)
Balance at December 31, 2023	$1,540,246
Acquisitions	—
Purchase accounting adjustments	—
Balance at December 31, 2024	$1,540,246
Acquisitions	65,684
Purchase accounting adjustments	813
Balance at December 31, 2025	$1,606,743

The carrying amount and accumulated amortization of intangible assets consist of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Gross intangible assets:
Referral sources	$551,188	$514,388
Trademarks/names	46,808	39,136
Other amortizable intangible assets	985	985
Total gross intangible assets	598,981	554,509

Accumulated amortization:
Referral sources	(263,907)	(230,371)
Trademarks/names	(25,170)	(22,599)
Other amortizable intangible assets	(726)	(529)
Total accumulated amortization	(289,803)	(253,499)
Total intangible assets, net	$309,178	$301,010
Amortization expense for intangible assets was $36.9 million, $34.4 million, and $34.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Expected future amortization expense for intangible assets recorded at December 31, 2025, is as follows (in thousands):

Amount
2026	$37,078
2027	36,937
2028	36,887
2029	36,881
2030	22,745
Thereafter	138,650
Total	$309,178

11. INDEBTEDNESS
Long-term debt consisted of the following as of December 31, 2025 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	676,305	(4,552)	(4,937)	666,816
Senior Notes	500,000	—	(5,984)	494,016
	$1,176,305	$(4,552)	$(10,921)	1,160,832
Less: current portion				(6,780)
Total long-term debt				$1,154,052
Long-term debt consisted of the following as of December 31, 2024 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	631,617	(5,537)	(7,555)	618,525
Senior Notes	500,000	—	(7,372)	492,628
	$1,131,617	$(5,537)	$(14,927)	1,111,153
Less: current portion				(6,512)
Total long-term debt				$1,104,641
On September 22, 2025, the Company entered into the fourth amendment (“the Fourth Amendment”) to the amended and restated First Lien Credit Agreement (the “Credit Agreement”) dated as of October 27, 2021. The Fourth Amendment, among other things, (i) refinances the existing term loans with a new class of term loans (the “First Lien Term Loan”), reduces the interest rate on the First Lien Term Loan from Term Secured Overnight Financing Rate (“SOFR”) plus 2.25% to Term SOFR plus 1.75% and extends the maturity date of the First Lien Term Loan to September 22, 2032, (ii) provides for an additional $49.6 million of incremental First Lien Term Loan indebtedness, and (iii) extends the maturity date of the revolving credit commitments under the Credit Agreement (the “Revolver Facility”) to September 22, 2030.
The principal balance of the First Lien Term Loan is repayable in quarterly installments of $1.7 million plus interest, with a final payment of all remaining outstanding principal due on September 22, 2032. Under the Fourth Amendment, interest on the First Lien Term Loan is payable monthly on either (i) SOFR plus an applicable margin of 1.75% for Term SOFR Loans (as such term is defined in the Fourth Amendment); or (ii) a base rate determined in accordance with the Fourth Amendment, plus 0.75% for Base Rate Loans (as such term is defined in the Fourth Amendment). The interest rate on the First Lien Term Loan was 5.67% and 6.82% as of December 31, 2025 and 2024, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 6.34% and 7.61% for the years ended December 31, 2025 and 2024, respectively.
As part of the above refinancing, certain lenders exited while others joined, resulting in both repayment and proceeds. The Company assessed whether the repayment of the First Lien Term Loan indebtedness resulted in an insubstantial modification or an extinguishment of the existing debt for each loan in the syndication by grouping lenders as follows: (i) Lenders participating in both the First Lien Term Loan and 4.375% Senior Notes; (ii) previous lenders that exited; and (iii) new lenders. The Company determined that proceeds from the issuance of debt totaled $229.8 million, resulting in a cash inflow from financing activities, net of $0.3 million in fees incurred, in the consolidated statements of cash flows. The Company also recognized $180.2 million of retirement of debt obligations, resulting in a cash outflow from financing activities, in the consolidated statements of cash flows.
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

As part of the above refinancing, the Company incurred $0.3 million in fees related to the Revolver Facility, all of which were capitalized and included as a cash outflow from financing activities within the consolidated statements of cash flows.
On May 8, 2024, the Company entered into the third amendment to the amended and restated Credit Agreement dated as of October 27, 2021 (the “Third Amendment”). The Third Amendment, among other things, (i) increases borrowings by $50.0 million and (ii) reduces the interest rate on the First Lien Term Loan from Term SOFR (including a credit spread adjustment) plus 2.75% to Term SOFR plus 2.25% and removes the credit spread adjustment with respect to such First Lien Term Loan.
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
On December 7, 2023, the Company entered into the second amendment to the amended and restated Credit Agreement dated as of October 27, 2021 (the “Second Amendment”). The Second Amendment, among other things, creates a Revolver Facility which provides for borrowings up to $400.0 million. As of December 31, 2025, the Company had $4.0 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $396.0 million. As of December 31, 2024, the Company had $4.1 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $395.9 million. The Revolver Facility matures on the date that is the earlier of (i) September 22, 2030 and (ii) the date that is 91 days prior to the stated maturity date applicable to the Senior Notes to the extent any amount of the Senior Notes remains unpaid and outstanding as of the date that is 91 days prior to the stated maturity date applicable to the Senior Notes. Borrowings under the Revolver Facility bear interest at a rate equal to, at the option of the Company, either (i) the Term SOFR applicable thereto plus the Applicable Rate or (ii) the then-applicable Base Rate plus the Applicable Rate, which Applicable Rate shall be, subject to certain caveats thereto, as follows (i) until delivery of financial statements and related Compliance Certificate for the first full fiscal quarter ending after the effective date of the Fourth Amendment, (A) for Term SOFR Loans, 1.75%, or (B) for Base Rate Loans, 0.75% and (ii) thereafter, the Applicable Rate for Term SOFR Loans and Base Rate Loans, based upon the Total Net Leverage Ratio as set forth in the most recent Compliance Certificate received by the Administrative Agent pursuant to the terms of the Credit Agreement.
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

In conjunction with the October 2021 Refinancing, the Company also issued $500.0 million in aggregate principal of Senior Notes. The Senior Notes bear interest at a rate of 4.375% per annum payable semi-annually in arrears on October 31 and April 30 of each year, commencing on April 30, 2022. The Senior Notes mature on October 31, 2029. The interest rate on the Senior Notes was 4.375% as of both December 31, 2025 and 2024. The weighted average interest rate incurred on the Senior Notes was 4.375% for both years ended December 31, 2025 and 2024.
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2026	$6,780
2027	6,780
2028	6,780
2029	506,780
2030	6,780
Thereafter	642,405
Total	$1,176,305
During the year ended December 31, 2025, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 12, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of December 31, 2025 (in thousands):

Financial Instrument	Carrying Value as of December 31, 2025	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$666,816	$—	$679,687	$—
Senior Notes	494,016	—	487,500	—
Total debt instruments	$1,160,832	$—	$1,167,187	$—
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
The following table summarizes the amount and location of the Company’s derivative instruments in the consolidated balance sheets (in thousands):

	Fair Value - Derivatives in Asset Position
Derivative	Balance Sheet Caption	December 31, 2025	December 31, 2024
Interest rate cap designated as cash flows hedge	Prepaid expenses and other current assets	$5,501	$8,034
Interest rate cap designated as cash flows hedge	Other noncurrent assets	—	6,680
Total derivative assets		$5,501	$14,714
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

	Year Ended December 31,
Derivative	2025	2024	2023
Interest rate cap designated as cash flows hedge	$(9,213)	$(5,215)	$(8,339)
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s consolidated statement of comprehensive income related to the Company’s derivative instruments (in thousands):

		Year Ended December 31,
Derivative	Income Statement Caption	2025	2024	2023
Interest rate cap designated as cash flows hedge	Interest expense, net	$8,638	$11,527	$10,974
The Company expects to reclassify $2.5 million of total interest rate costs from accumulated other comprehensive income (loss) against interest expense during the next 12 months.

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
There were no other material assets or liabilities measured at fair value at December 31, 2025 or 2024.
14. COMMITMENTS AND CONTINGENCIES
The Company is involved in legal proceedings and is subject to investigations, inspections, audits, inquiries, and similar actions by governmental authorities, arising in the normal course of the Company’s business. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. From time to time, the Company may also be involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property, and other matters. Material loss contingencies, if any, are accrued for when they are probable and reasonably estimable, and are disclosed when they are reasonably possible. Gain contingencies, if any, are recognized when they are realized.
The results of legal proceedings are often uncertain and difficult to predict, and the costs incurred in litigation can be substantial, regardless of the outcome. The Company does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company’s consolidated financial statements.
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

15. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by stockholders on May 3, 2018 and amended and restated on May 19, 2021 and May 15, 2024, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors. The 2018 Plan is administered by the Company’s Compensation Committee, a standing committee of the Company’s Board of Directors. As of May 2021, a total of 9,101,734 shares of common stock were authorized for issuance under the 2018 Plan. In May 2024, an additional 4,000,000 shares were authorized for issuance under the 2018 Plan, resulting in a total of 13,101,734 shares of common stock authorized for issuance as of December 31, 2025 and 2024. During the years ended December 31, 2025, 2024, and 2023, the Company recognized total compensation expense related to the 2018 Plan of $40.0 million, $36.1 million, and $30.5 million, respectively.
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
Compensation expense from stock options is recognized on a straight-line basis over the requisite service period. During the years ended December 31, 2025, 2024, and 2023, the Company recognized compensation expense related to stock options of $4.6 million, $5.9 million, and $6.5 million, respectively.
There were no options granted during the years ended December 31, 2025 and 2024. The weighted average grant-date fair value of options granted during the year ended December 31, 2023 was $15.72. The fair value of stock options granted was estimated on the date of grant using a Black-Scholes pricing model. The assumptions used to compute the fair value of options for the year ended December 31, 2023 are as follows:

Year Ended December 31,
2023
Expected volatility	51.43%
Risk-free interest rate	4.16%
Expected life of options	6.2 years
Dividend rate	—
A summary of stock option activity for the year ended December 31, 2025 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life
Balance at December 31, 2024	1,483,233	$25.79	$1,590
Granted	—	$—	$—
Exercised	(96,034)	$23.75	$868
Forfeited and expired	(15,773)	$26.32	$87
Balance at December 31, 2025	1,371,426	$25.93	$8,130	6.4 years
Exercisable at December 31, 2025	678,166	$23.30	$5,805	5.7 years
During the years ended December 31, 2025, 2024, and 2023, an immaterial number of shares were surrendered to satisfy tax withholding obligations on the exercise of stock options. No cash was received from stock option exercises under share-based payment arrangements for the years ended December 31, 2025, 2024, and 2023.

The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2025 expire on various dates ranging from February 2027 through July 2033. The following table outlines the outstanding and exercisable stock options as of December 31, 2025:

	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0.00 - $8.24	9,901	$6.52	1.1 years	9,901	$6.52
$8.24 - $16.52	55,275	$12.39	3.6 years	55,275	$12.39
$16.52 - $24.76	327,926	$21.54	5.7 years	278,540	$21.13
$24.76 - $33.00	978,324	$28.37	6.9 years	334,450	$27.40
All options	1,371,426			678,166
As of December 31, 2025, there was $1.2 million of unrecognized compensation expense related to unvested option grants that is expected to be recognized over a weighted-average period of 0.2 years.
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
Compensation expense from restricted stock is recognized on a straight-line basis over the requisite service period. During the years ended December 31, 2025, 2024, and 2023, the Company recognized compensation expense related to restricted stock awards of $24.4 million, $21.4 million, and $16.6 million, respectively.
The grant-date fair value of restricted stock is valued as the closing price of the Company’s common stock on the date of the grant.
A summary of restricted stock award activity for the year ended December 31, 2025 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	1,665,412	$29.41
Granted	907,633	$31.40
Vested and issued	(581,779)	$28.20
Forfeited and expired	(140,959)	$30.66
Balance at December 31, 2025	1,850,307	$30.70
During the years ended December 31, 2025, 2024, and 2023, shares were surrendered to satisfy tax withholding obligations on the vesting of restricted stock awards with a cost basis of $6.1 million, $7.1 million, and $4.4 million, respectively.
As of December 31, 2025, there was $28.8 million in unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 0.9 years. The total fair value of restricted stock awards vested during the years ended December 31, 2025, 2024, and 2023 was $16.4 million, $19.4 million, and $9.9 million, respectively.

Performance Stock Units — Performance-based stock units (“PSU”) are generally earned based on the attainment of specified goals achieved over a designated performance period. During the years ended December 31, 2025, 2024, and 2023, the Company’s Compensation Committee approved PSU awards to certain senior executives of the Company with grant dates in 2025, 2024, and 2023, respectively. All PSU awards offer a three-year-cliff vesting schedule. Each PSU award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. PSU awards may be earned upon the completion of a two-year-average or three-year-average performance period.
Whether PSU awards are earned at the end of the performance period will be determined based on the achievement of certain performance objectives over the performance period. The performance objectives include achieving a target growth for adjusted EBITDA and revenue combined in addition to a target growth for cash flows from operations (2023 and 2024 PSUs) or a target growth for adjusted diluted earnings per share (2025 PSUs) over the performance period. Depending on the results achieved during the performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the Target Shares granted. Each period begins with 100% of the Target Shares and true-up or true-down adjustments are considered every quarter-end based on the forecasted performance period results.
The fair value of the Target Shares and PSU awards are based on the fair value of the underlying shares as of market close on the grant date. Compensation expense for PSU awards is recognized on a straight-line basis over the requisite service period. During the years ended December 31, 2025, 2024, and 2023, the Company recognized compensation expense related to the PSU awards of $11.0 million, $8.8 million, and $7.5 million, respectively. During the years ended December 31, 2025 and 2024, shares were surrendered to satisfy tax withholding obligations on the performance-based stock units with a cost basis of $4.3 million and $4.9 million, respectively. During the year ended December 31, 2023, no shares were surrendered to satisfy tax withholding obligations on the PSU awards. As of December 31, 2025, there was $14.2 million in unrecognized compensation expense related to unvested PSU awards that are expected to be recognized over a weighted-average period of 1.2 years.

16. STOCKHOLDERS’ EQUITY
During the year ended December 31, 2023, HC I completed secondary offerings of 23,771,926 shares of common stock. As of December 31, 2023, HC I no longer held shares of the Company’s common stock.
2017 Warrants — Prior to the Merger, BioScrip issued warrants to certain debt holders pursuant to a Warrant Purchase Agreement dated as of June 29, 2017. In conjunction with the Merger, the 2017 Warrants were amended to entitle the purchasers of the warrants to purchase 2.1 million shares of common stock. The 2017 Warrants have a 10-year term and an exercise price of $8.00 per share and may be exercised by payment of the exercise price in cash or surrender of shares of common stock into which the 2017 Warrants are being converted in an aggregate amount sufficient to cover the exercise price. The 2017 Warrants are classified as equity instruments, and the fair value of these warrants of $14.1 million was recorded in paid-in capital as of the Merger Date. During the years ended December 31, 2025 and 2024, warrant holders did not elect to exercise any warrants to purchase shares of common stock. At December 31, 2025 and 2024, the remaining warrant holders are entitled to purchase 51,838 shares of common stock.
2015 Warrants — Prior to the Merger, BioScrip issued warrants pursuant to a Common Stock Warrant Agreement dated as of March 9, 2015 which entitle the holders to purchase 0.9 million shares of common stock. The 2015 Warrants have a 10-year term and have exercise prices in a range of $20.68 per share to $25.80 per share. The 2015 Warrants were assumed by the Company in conjunction with the Merger and are classified as equity instruments, and the fair value of these warrants of $4.6 million was recorded in paid in capital as of the Merger Date. During the years ended December 31, 2025 and 2024, warrant holders exercised an immaterial number of warrants to purchase shares of common stock. During the years ended December 31, 2025 and 2024, no cash proceeds were received from warrant exercises. The 2015 warrants expired on June 30, 2025. At December 31, 2025, any outstanding warrants are no longer exercisable. At December 31, 2024 the remaining warrant holders are entitled to purchase 11,765 shares of common stock.
Share Repurchase Program — On February 20, 2023, the Company’s Board of Directors authorized a share repurchase program of up to an aggregate $250.0 million of common stock of the Company. On December 6, 2023, the Company’s Board of Directors approved an increase to its share repurchase program authorization from $250.0 million to $500.0 million. This program was completed in December 2024. On January 10, 2025, the Company’s Board of Directors authorized a 2025 share repurchase program of up to an aggregate $500.0 million of common stock of the Company. Under the share repurchase program, repurchases may occur in any number of methods depending on timing, market conditions, regulatory requirements, and other corporate considerations. The share repurchase program has no specified expiration date.
During the years ended December 31, 2025, 2024, and 2023, the Company purchased 10,079,009, 9,255,591, and 7,946,301 shares of common stock under this program for an average share price of $30.51, $27.01, and $31.46, totaling $307.5 million, $250.0 million, and $250.0 million, respectively. All repurchased shares became treasury stock. As of December 31, 2025, the Company is authorized to repurchase up to a remaining $192.5 million of common stock of the Company. In January 2026, the Company’s Board of Directors approved an increase to its 2025 share repurchase program authorization from $500.0 million to $1.0 billion.
Shares Outstanding — The following table shows the Company’s changes in shares of common stock for the years ended December 31, 2025, 2024, and 2023 (in thousands):

Number of Shares
Balance at December 31, 2022	181,958
Equity award issuances	564
Share repurchases	(7,946)
Balance at December 31, 2023	174,576
Equity award issuances	941
Share repurchases	(9,256)
Balance at December 31, 2024	166,261
Equity award issuances	676
Share repurchases	(10,079)
Balance at December 31, 2025	156,858
Treasury Stock — As of December 31, 2025 and 2024, the Company held 27,664,622 and 17,585,613 shares of treasury stock, respectively.
Preferred Stock — The Company had no preferred stock outstanding as of December 31, 2025 or 2024.

17. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $7.5 million, $6.2 million, and $5.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. Management fees are recorded in net revenues in the accompanying consolidated statements of comprehensive income. During the years ended December 31, 2025, 2024, and 2023, the Company received distributions from the investees of $4.0 million, $2.4 million, and $4.0 million, respectively.
The Company had amounts due to its joint ventures totaling $2.7 million and $1.4 million as of December 31, 2025 and 2024, respectively. Receivables were included in prepaid expenses and other current assets in the accompanying balance sheets, while payables were included in accrued expenses and other current liabilities in the accompanying balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.
Share Repurchase Agreement — On February 28, 2023, we entered into a Share Repurchase Agreement (the “Share Repurchase Agreement”) with HC Group Holdings I, LLC. (“HC I”) pursuant to which we agreed to repurchase, subject to the terms and conditions contained therein, up to $75.0 million of our common stock then held by HC I at the same purchase price per share as the underwriter in a concurrent underwritten public offering of our common stock held by HC I. On March 3, 2023, the transactions contemplated by the Share Repurchase Agreement closed, and we repurchased directly from HC I 2,475,166 shares of our common stock.
18. SEGMENT REPORTING
The Company operates as a single reportable segment, infusion services. Infusion services derives revenue through the clinical management of infusion therapy, nursing support, and care coordination in order to provide solutions to complex patient conditions in the home or other nonhospital settings. The Company’s infusion services segment activities are managed on a consolidated basis and therapies are distributed and administered in a similar manner.
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
The following table reflects results of operations of the Company’s reportable segment (in thousands):

	Year Ended December 31,
	2025	2024	2023
Infusion services net revenue	$5,555,778	$4,911,591	$4,222,656
Other revenue (1)	93,741	86,611	79,668
Total Option Care Health revenue	5,649,519	4,998,202	4,302,324
(Expense) Income:
Cost of net revenues - drugs	(3,984,955)	(3,446,735)	(2,812,531)
Salaries, benefits, and other employee expense	(848,996)	(787,922)	(760,499)
Other segment items (2)	(410,124)	(380,803)	(355,498)
Depreciation and amortization expense	(67,538)	(60,909)	(59,201)
Interest expense, net	(54,558)	(49,029)	(51,248)
Equity in earnings of joint ventures	7,409	5,964	5,530
Other, net	(7,857)	4,831	89,865
Income tax expense	(75,315)	(71,776)	(91,652)
Net Income	$207,585	$211,823	$267,090
(1) Represents business activities related to other miscellaneous revenue streams.
(2) Other segment items includes expenses for medical supplies, delivery and packaging, leases, professional services, and other expenses.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting. Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), management concluded that the internal control over financial reporting was effective as of December 31, 2025. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears elsewhere in this Annual Report.
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
Changes in Internal Control Over Financial Reporting
There has been no change during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Option Care Health, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Option Care Health, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chicago, Illinois
February 24, 2026

Item 9B.    Other Information
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
No director or officer of the Company has adopted, modified or terminated a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2025.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Business Conduct is posted on our website located at https://investors.optioncarehealth.com/corporate-governance/governance-resources. We intend to disclose future amendments to certain provisions of the Code of Business Conduct, and waivers of the Code of Business Conduct granted to executive officers and directors, on our website.
The other information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.

PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)(3) Exhibits.
Index to Exhibits

Exhibit Number	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Option Care Health, Inc., effective as of May 15, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 16, 2025).

3.2	Amended and Restated By-Laws of Option Care Health, Inc., effective as of May 14, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 16, 2025).
4.1	Description of Option Care Health Inc.’s registered securities (filed herewith).
4.2
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

10.8
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

10.9†	Option Care Health, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 11, 2023).
10.10†	Option Care Health, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 11, 2023).
10.11†
Form of Letter Agreement with John C. Rademacher and Michael Shapiro Terminating Severance Provisions of Employment Agreements (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on February 22, 2024).

10.12†
Employment Offer Letter, dated as of August 19, 2025, between Option Care Health, Inc. and Meenal A. Sethna (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2025).

10.13†
Transition Agreement and Release, dated as of August 19, 2025, between Option Care Enterprises, Inc. and Michael Shapiro (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2025).

10.14†	Form of Option Care Health, Inc. Non-Qualified Stock Option Certificate (Executive) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 23, 2024).
10.15†	Form of Option Care Health, Inc. Restricted Stock Unit Certificate (Executive) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 23, 2024).
10.16†	Form of Option Care Health, Inc. Performance Stock Unit Certificate (Executive) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 23, 2024).
10.17†	Form of Option Care Health, Inc. Restricted Stock Unit Certificate (Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 23, 2024).
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed on February 26,2025).
21.1	List of subsidiaries of Option Care Health, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97	Required Executive Compensation Recovery Policy, dated as of September 7, 2023 (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed on February 22, 2024).
101
The following financial information from the Company’s Form 10-K for the fiscal year ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2025, 2024 and 2023, (ii) Consolidated Balance Sheets as of December 31, 2025 and 2024, (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2025, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.

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
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2026.

OPTION CARE HEALTH, INC.

/s/ Meenal Sethna
Meenal Sethna
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title(s)	Date
/s/ John C. Rademacher John C. Rademacher	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2026

/s/ Meenal Sethna Meenal Sethna	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 24, 2026

/s/ Nicole Maggio Nicole Maggio	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 24, 2026

/s/ Harry M. Jansen Kraemer, Jr. Harry M. Jansen Kraemer, Jr.	Non-Executive Chairman of the Board	February 24, 2026

/s/ Elizabeth Q. Betten Elizabeth Q. Betten	Director	February 24, 2026

/s/ Elizabeth D. Bierbower Elizabeth D. Bierbower	Director	February 24, 2026

/s/ Barbara W. Bodem Barbara W. Bodem	Director	February 24, 2026

/s/ Eric K. Brandt Eric K. Brandt	Director	February 24, 2026

/s/ Natasha Deckmann Natasha Deckmann	Director	February 24, 2026

/s/ David W. Golding David W. Golding	Director	February 24, 2026

/s/ R. Carter Pate R. Carter Pate	Director	February 24, 2026

/s/ Timothy P. Sullivan Timothy P. Sullivan	Director	February 24, 2026

/s/ Norman L. Wright Norman L. Wright	Director	February 24, 2026