Form 10-Q
period 2026-03-31
Option Care Health, Inc.
filed 2026-04-30
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

On April 28, 2026, there were 157,027,504 shares of the registrant’s Common Stock outstanding.

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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company’s current beliefs, expectations and assumptions regarding the future of its business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. If any of these risks materialize, or if any of the assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. Important factors that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”). Although the Company has attempted to identify important risk factors, there may be other risk factors not presently known to the Company or that the Company presently believes are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. The Company cautions you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Form 10-Q. Any forward-looking statement made by the Company in this Form 10-Q speaks only as of the date hereof. The Company undertakes no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177,321	$232,624
Accounts receivable, net	516,436	473,566
Inventories	415,686	471,149
Prepaid expenses and other current assets	85,664	87,629
Total current assets	1,195,107	1,264,968

NONCURRENT ASSETS:
Property and equipment, net	139,939	139,236
Operating lease right-of-use asset	89,772	91,250
Intangible assets, net	21,063	21,897
Referral sources, net	278,845	287,281
Goodwill	1,606,743	1,606,743
Other noncurrent assets	48,631	44,394
Total noncurrent assets	2,184,993	2,190,801
TOTAL ASSETS	$3,380,100	$3,455,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$545,016	$639,829
Accrued compensation and employee benefits	49,432	70,414
Accrued expenses and other current liabilities	104,477	88,329
Current portion of operating lease liability	24,040	23,996
Current portion of long-term debt	6,780	6,780
Total current liabilities	729,745	829,348

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,153,040	1,154,052
Operating lease liability, net of current portion	86,311	88,519
Deferred income taxes	57,885	56,019
Other noncurrent liabilities	2,050	1,438
Total noncurrent liabilities	1,299,286	1,300,028
Total liabilities	2,029,031	2,129,376

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 185,181,961 shares issued and 156,988,358 shares outstanding as of March 31, 2026; 184,522,423 shares issued and 156,857,801 shares outstanding as of December 31, 2025	18	18
Treasury stock; 28,193,603 and 27,664,622 shares outstanding, at cost, as of March 31, 2026 and December 31, 2025, respectively	(835,740)	(818,201)
Paid-in capital	1,261,153	1,263,549
Retained earnings	922,264	876,921
Accumulated other comprehensive income (loss)	3,374	4,106
Total stockholders’ equity	1,351,069	1,326,393
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,380,100	$3,455,769
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2026	2025
NET REVENUE	$1,350,654	$1,332,972
COST OF REVENUE	1,088,640	1,069,920
GROSS PROFIT	262,014	263,052

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	174,562	168,118
Depreciation and amortization expense	14,907	15,746
Total operating expenses	189,469	183,864
OPERATING INCOME	72,545	79,188

OTHER INCOME (EXPENSE):
Interest expense, net	(13,304)	(13,231)
Equity in earnings of joint ventures	1,689	1,729
Other, net	73	(4,130)
Total other (expense) income	(11,542)	(15,632)

INCOME BEFORE INCOME TAXES	61,003	63,556
INCOME TAX EXPENSE	15,660	16,814
NET INCOME	$45,343	$46,742

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit of $239 and $783, respectively	$(732)	$(2,398)
OTHER COMPREHENSIVE (LOSS) INCOME	(732)	(2,398)
NET COMPREHENSIVE INCOME	$44,611	$44,344

EARNINGS PER COMMON SHARE:
Earnings per share, basic	$0.29	$0.28
Earnings per share, diluted	$0.29	$0.28

Weighted average common shares outstanding, basic	156,653	165,460
Weighted average common shares outstanding, diluted	158,209	166,804
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,343	$46,742
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	15,655	16,373
Non-cash operating lease costs	5,175	9,002
Deferred income taxes, net	1,866	1,370
Amortization of deferred financing costs	683	1,147
Equity in earnings of joint ventures	(1,689)	(1,729)
Stock-based incentive compensation expense	10,199	8,801
Other adjustments	391	(949)
Changes in operating assets and liabilities:
Accounts receivable, net	(42,870)	(56,788)
Inventories	55,463	21,790
Prepaid expenses and other current assets	1,233	28,444
Accounts payable	(93,246)	(88,101)
Accrued compensation and employee benefits	(20,982)	(14,458)
Accrued expenses and other current liabilities	16,148	27,503
Operating lease liabilities	(5,861)	(7,956)
Other noncurrent assets and liabilities	382	1,595
Net cash used in operating activities	(12,110)	(7,214)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(9,046)	(9,371)
Business acquisitions, net of cash acquired	—	(117,322)
Other investing activities	(274)	—
Net cash used in investing activities	(9,320)	(126,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock-based compensation tax withholdings	(12,595)	(7,385)
Purchase of company stock, and related excise taxes	(17,539)	(100,222)
Repayments of debt principal	(1,695)	(1,628)
Deferred financing costs	(2,044)	—
Other financing activities	—	1,949
Net cash used in financing activities	(33,873)	(107,286)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(55,303)	(241,193)
Cash and cash equivalents - beginning of period	232,624	412,565
CASH AND CASH EQUIVALENTS - END OF PERIOD	$177,321	$171,372

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,560	$10,763
Cash paid for income taxes	$265	$833
Cash paid for operating leases	$8,100	$7,548
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - December 31, 2024	$—	$18	$(507,598)	$1,231,435	$669,336	$11,047	$1,404,238
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(5,436)	—	—	(5,436)
Stock-based incentive compensation	—	—	—	8,801	—	—	8,801
Purchase of company stock, and related tax effects	—	—	(101,113)	—	—	—	(101,113)
Net income	—	—	—	—	46,742	—	46,742
Other comprehensive loss	—	—	—	—	—	(2,398)	(2,398)
Balance - March 31, 2025	$—	$18	$(608,711)	$1,234,800	$716,078	$8,649	$1,350,834

Balance - December 31, 2025	$—	$18	$(818,201)	$1,263,549	$876,921	$4,106	$1,326,393
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(12,595)	—	—	(12,595)
Stock-based incentive compensation	—	—	—	10,199	—	—	10,199
Purchase of company stock, and related tax effects	—	—	(17,539)	—	—	—	(17,539)
Net income	—	—	—	—	45,343	—	45,343
Other comprehensive loss	—	—	—	—	—	(732)	(732)
Balance - March 31, 2026	$—	$18	$(835,740)	$1,261,153	$922,264	$3,374	$1,351,069
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND PRESENTATION OF FINANCIAL STATEMENTS
Corporate Organization and Business — Option Care Health, and its wholly-owned subsidiaries, provide infusion therapy and other ancillary health care services through a national network of 87 full service pharmacies, including 73 with ambulatory infusion suites. Additionally, the Company has 111 stand-alone ambulatory infusion suites, including 28 with advanced practitioner capabilities. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services. The Company’s stock is listed on the Nasdaq Global Select Market as of March 31, 2026, under the stock ticker OPCH.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States and contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for interim financial reporting. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year. These unaudited condensed consolidated financial statements do not include all of the information and notes to the financial statements required by GAAP for complete financial statements and should be read in conjunction with the 2025 audited consolidated financial statements, including the notes thereto, as presented in our Form 10-K.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2026, cash equivalents consisted of money market funds.
Accounts Receivable — The Company’s accounts receivable are reported at the net realizable value that reflects the consideration the Company expects to receive in exchange for providing services, which is inclusive of adjustments for price concessions. The majority of accounts receivable are due from commercial payers.
Included in accounts receivable are earned but unbilled gross receivables of $142.4 million and $155.1 million as of March 31, 2026 and December 31, 2025, respectively. As revenue and the associated receivable are recognized upon delivery of the goods, there may be delays between delivery and therapy administration. Billings occur after therapy administration. Subsequent billing delays can range from one day up to several weeks due to the timing of therapy administration, the timing of obtaining certain required payer-specific documentation from internal and external sources, and payer-specific billing requirements which may delay billing until therapy completion.
Prepaid Expenses and Other Current Assets — Included in prepaid expenses and other current assets are volume-based rebates receivable from pharmaceutical and medical supply manufacturers of $41.0 million and $35.3 million as of March 31, 2026 and December 31, 2025, respectively.
Equity-Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the balance of the investments was $29.6 million and $27.9 million, respectively. The balance of these investments is increased to reflect the Company’s capital contributions and equity in earnings of the investees. The balance of these investments is decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company’s proportionate share of earnings was $1.7 million for the three months ended March 31, 2026 and 2025. Distributions from the investees are treated as cash inflows from operating activities in the unaudited condensed consolidated statements of cash flows. During the three months ended March 31, 2026 and 2025, the Company did not receive any distributions from the investees. See Note 16, Related-Party Transactions, for discussion of related-party transactions with these investees.
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 14% and 15% for the three months ended March 31, 2026 and 2025, respectively. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three months ended March 31, 2026 and 2025, approximately 13% and 12%, respectively, of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of March 31, 2026 and December 31, 2025, approximately 11% and 13%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
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
For the three months ended March 31, 2026 and 2025, approximately 67% and 66%, respectively, of the Company’s pharmaceutical and medical supply purchases were from four vendors. Most of the pharmaceutical and medical supplies that we purchase are available from multiple distributors, and the Company believes they are available in sufficient quantities to meet the needs of the Company and its patients. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

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

4. REVENUE
The following table sets forth the net revenue earned by category of payer for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Commercial payers	$1,144,906	$1,144,932
Government payers	177,880	160,518
Patients	27,868	27,522
Net revenue	$1,350,654	$1,332,972
5. INCOME TAXES
During the three months ended March 31, 2026 and 2025, the Company recorded tax expense of $15.7 million and $16.8 million, respectively, which represents an effective tax rate of 25.7% and 26.5%, respectively. The variance in the Company’s effective tax rate of 25.7% and 26.5% for the three months ended March 31, 2026 and 2025, respectively, compared to the federal statutory rate of 21.0%, as well as year-over-year changes, was primarily attributable to state taxes in multiple jurisdictions and various non-deductible expenses.
The Company maintains a valuation allowance of $2.8 million against certain state net operating losses. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. In making this assessment, the Company considers the scheduled reversal of deferred tax liabilities, including the effect of available carryback and carryforward periods, projected taxable income, and tax-planning strategies. On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated.
The Company’s tax expense of $15.7 million and $16.8 million for the three months ended March 31, 2026 and 2025, respectively, consists of quarterly federal and state tax liabilities as well as recognized deferred federal and state tax expense.
The Company has accumulated federal net operating loss carryovers that are subject to one or more Internal Revenue Code (“Code”) Section 382 limitations. This may limit the Company’s ability to utilize its federal net operating losses.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has reflected the applicable provisions of the OBBBA into its unaudited condensed consolidated financial statements for the three months ended March 31, 2026, and there is no material impact on the Company’s effective tax rate.

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
The earnings are used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the three months ended March 31, 2026 and 2025 includes the effect of shares that would be issued in connection with warrants, stock options, restricted stock awards and performance stock unit awards, as these common stock equivalents are dilutive to the earnings per share recorded in those periods.
The following table presents the Company’s common stock equivalents that were excluded from the calculation of earnings per share as they would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock option awards	54,182	702,287
Restricted stock awards	434,797	604,589
Performance stock unit awards	179,231	171,854
The following table presents the Company’s basic earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$45,343	$46,742
Denominator:
Weighted average number of common shares outstanding	156,653	165,460
Earnings per common share:
Earnings per common share, basic	$0.29	$0.28
The following table presents the Company’s diluted earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$45,343	$46,742
Denominator:
Weighted average number of common shares outstanding	156,653	165,460
Effect of dilutive securities	1,556	1,344
Weighted average number of common shares outstanding, diluted	158,209	166,804
Earnings per common share:
Earnings per common share, diluted	$0.29	$0.28

7. LEASES
During the three months ended March 31, 2026 and 2025, the Company incurred operating lease expenses of $10.4 million and $8.2 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. As of March 31, 2026 and December 31, 2025, the weighted-average remaining lease term was 6.4 years and 6.5 years, respectively, and the weighted-average discount rate was 6.99% and 6.97%, respectively.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2026	$23,534
2027	26,710
2028	19,903
2029	15,235
2030	12,133
Thereafter	42,111
Total lease payments	139,626
Less: interest	(29,275)
Present value of lease liabilities	$110,351
During the three months ended March 31, 2026 and 2025, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flows of $3.7 million and $10.8 million, respectively, related to the increases in the operating lease right-of-use assets and operating lease liabilities. As of March 31, 2026, the Company did not have any significant operating or financing leases that had not yet commenced.
8. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Infusion pumps	$35,680	$36,497
Equipment, furniture and other	30,947	28,087
Leasehold improvements	135,502	126,651
Computer software, purchased and internally developed	60,444	58,608
Assets under development	20,070	19,207
	282,643	269,050
Less: accumulated depreciation	(142,704)	(129,814)
Property and equipment, net	$139,939	$139,236
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income, depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Depreciation expense in cost of revenue	$748	$627
Depreciation expense in operating expenses	5,637	6,649
Total depreciation expense	$6,385	$7,276

9. GOODWILL AND OTHER INTANGIBLE ASSETS
There was no change in the carrying amount of goodwill for the three months ended March 31, 2026.
Changes in the carrying amount of goodwill consist of the following for the three months ended March 31, 2025 (in thousands):

Amount
Balance at December 31, 2024	$1,540,246
Acquisitions	65,684
Balance at March 31, 2025	$1,605,930
The carrying amount and accumulated amortization of intangible assets consist of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Gross intangible assets:
Referral sources	$551,188	$551,188
Trademarks/names	46,808	46,808
Other amortizable intangible assets	985	985
Total gross intangible assets	598,981	598,981

Accumulated amortization:
Referral sources	(272,343)	(263,907)
Trademarks/names	(25,955)	(25,170)
Other amortizable intangible assets	(775)	(726)
Total accumulated amortization	(299,073)	(289,803)
Total intangible assets, net	$299,908	$309,178
Amortization expense for intangible assets was $9.3 million and $9.1 million for the three months ended March 31, 2026 and 2025, respectively.

10. INDEBTEDNESS
Long-term debt consisted of the following as of March 31, 2026 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	674,610	(4,394)	(4,766)	665,450
Senior Notes	500,000	—	(5,630)	494,370
	$1,174,610	$(4,394)	$(10,396)	1,159,820
Less: current portion				(6,780)
Total long-term debt				$1,153,040
Long-term debt consisted of the following as of December 31, 2025 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	676,305	(4,552)	(4,937)	666,816
Senior Notes	500,000	—	(5,984)	494,016
	$1,176,305	$(4,552)	$(10,921)	1,160,832
Less: current portion				(6,780)
Total long-term debt				$1,154,052
On March 30, 2026, the Company entered into the fifth amendment (the “Fifth Amendment”) to the amended and restated First Lien Credit Agreement (the “Credit Agreement”) dated as of October 27, 2021. The Fifth Amendment, among other things, increases the existing revolving credit commitments under the Credit Agreement (the “Revolver Facility”) by $450.0 million, resulting in an aggregate capacity amount of $850.0 million.
The interest rate on the Company’s term loan (the “First Lien Term Loan”) was 5.42% and 5.67% as of March 31, 2026 and December 31, 2025, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 5.44% and 6.58% for the three months ended March 31, 2026 and 2025, respectively. The First Lien Term Loan matures on September 22, 2032.
The interest rate on the Senior Unsecured Notes (the “Senior Notes”) was 4.375% as of March 31, 2026 and December 31, 2025. The weighted average interest rate incurred on the Senior Notes was 4.375% for the three months ended March 31, 2026 and 2025. The Senior Notes mature on October 31, 2029.
As of March 31, 2026, the Company had $4.0 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $846.0 million. The Revolver Facility matures on the date that is the earlier of (i) September 22, 2030 and (ii) the date that is 91 days prior to the stated maturity date applicable to the Senior Notes to the extent any amount of the Senior Notes remains unpaid and outstanding as of the date that is 91 days prior to the stated maturity date applicable to the Senior Notes.
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2026	$5,085
2027	6,780
2028	6,780
2029	506,780
2030	6,780
Thereafter	642,405
Total	$1,174,610
During the three months ended March 31, 2026 and 2025, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 11, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of March 31, 2026 (in thousands):

Financial Instrument	Carrying Value as of March 31, 2026	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$665,450	$—	$677,174	$—
Senior Notes	494,370	—	480,000	—
Total debt instruments	$1,159,820	$—	$1,157,174	$—
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
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair Value - Derivatives in Asset Position
Derivative	Balance Sheet Caption	March 31, 2026	December 31, 2025
Interest rate cap designated as cash flow hedge	Prepaid expenses and other current assets	$4,530	$5,501
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
The following table presents the pre-tax (loss) gain from derivative instruments recognized in other comprehensive (loss) income in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
Derivative	2026	2025
Interest rate cap designated as cash flow hedge	$(971)	$(3,181)
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s unaudited condensed consolidated statements of comprehensive income related to the Company’s derivative instruments (in thousands):

		Three Months Ended March 31,
Derivative	Income Statement Caption	2026	2025
Interest rate cap designated as cash flow hedge	Interest expense, net	$1,708	$2,191

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
There were no other material assets or liabilities measured at fair value at March 31, 2026 and December 31, 2025.
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
The results of legal proceedings are often uncertain and difficult to predict, and the costs incurred in litigation can be substantial, regardless of the outcome. The Company does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company’s condensed consolidated financial statements.
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

14. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by stockholders on May 3, 2018 and amended and restated on May 19, 2021 and May 15, 2024, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors. The 2018 Plan is administered by the Company’s Compensation Committee, a standing committee of the Company’s Board of Directors. As of May 2021, a total of 9,101,734 shares of common stock were authorized for issuance under the 2018 Plan. In May 2024, an additional 4,000,000 shares were authorized for issuance under the 2018 Plan, resulting in a total of 13,101,734 shares of common stock authorized for issuance. The Company had stock options, restricted stock units and performance stock units outstanding related to the 2018 Plan as of March 31, 2026 and 2025. During the three months ended March 31, 2026 and 2025, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $10.2 million and $8.8 million, respectively.
15. STOCKHOLDERS’ EQUITY
Warrants — As of March 31, 2026 and December 31, 2025, the Company had warrants outstanding which entitle holders to purchase an immaterial number of shares of common stock.
Share Repurchase Program — The Company’s Board of Directors authorized a share repurchase program of up to an aggregate $1.0 billion of common stock of the Company. Under the share repurchase program, repurchases may occur in any number of methods depending on timing, market conditions, regulatory requirements, and other corporate considerations. The share repurchase program has no specified expiration date.
During the three months ended March 31, 2026 and 2025, the Company purchased 528,981 and 3,046,215 shares of common stock for an average share price of $33.16 and $32.83, totaling $17.5 million and $100.0 million, respectively. All repurchased shares became treasury stock. As of March 31, 2026, the Company is authorized to repurchase up to a remaining $675.0 million of common stock of the Company.
Shares Outstanding — The following table shows the Company’s changes in shares of common stock for the three months ended March 31, 2026 and 2025 (in thousands):

	2026	2025
Balance, beginning of the year	156,858	166,261
Equity award issuances	659	529
Share repurchases	(529)	(3,046)
Balance at March 31,	156,988	163,744
16. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $1.9 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income. During the three months ended March 31, 2026 and 2025, the Company did not receive any distributions from the investees.
The Company had amounts due to its joint ventures of $2.5 million and $2.7 million as of March 31, 2026 and December 31, 2025, respectively. Receivables were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, while payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.

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
Operating segments have been identified based on the financial information utilized by the Company’s Chief Executive Officer, the chief operating decision maker (“CODM”). The CODM uses net income as a measure of profitability to assess segment performance and decide on how to allocate resources such as capital investments, share repurchases, and acquisitions. The CODM does not use or receive total assets by segment to make decisions regarding resources; therefore, the total asset disclosure by segment has not been included.
The following table reflects results of operations of the Company’s reportable segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Infusion services net revenue	$1,326,007	$1,311,181
Other revenue (1)	24,647	21,791
Total Option Care Health revenue	1,350,654	1,332,972
(Expense) Income:
Cost of net revenues - drugs	(949,364)	(933,068)
Salaries, benefits, and other employee expense	(216,593)	(205,692)
Other segment items (2)	(97,245)	(99,278)
Depreciation and amortization expense	(14,907)	(15,746)
Interest expense, net	(13,304)	(13,231)
Equity in earnings of joint ventures	1,689	1,729
Other, net	73	(4,130)
Income tax expense	(15,660)	(16,814)
Net Income	$45,343	$46,742
(1) Represents business activities related to other miscellaneous revenue streams.
(2) Other segment items includes expenses for medical supplies, delivery and packaging, leases, professional services, and other expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to "Option Care Health," the “Company,” “we,” “us” and “our” refer to Option Care Health, Inc. and its consolidated subsidiaries. Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to assist the reader in understanding and assessing significant changes and trends related to our results of operations and financial condition. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Form 10-Q”). Certain statements in this Item 2 of Part I of this Form 10-Q, and in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Form 10-K”), may cause our actual results, financial position, and cash and cash equivalents generated from operations to differ materially from these forward-looking statements.
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provide infusion therapy and other ancillary health care services through a national network of 87 full service pharmacies, including 73 with ambulatory infusion suites. Additionally, the Company has 111 stand-alone ambulatory infusion suites, including 28 with advanced practitioner capabilities. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, and dietitians work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, therapies for neurological disorders and chronic inflammatory disorders, immunoglobulin therapy, and other therapies for chronic and acute conditions. Our national footprint enables us to collaborate with health systems and national payers to provide high quality care at an appropriate cost in a comfortable setting. We have established key relationships that allow us access to local resources to ensure responsiveness to our patients’ needs. At the center of everything we do is the patient. This is the driving force behind all of our actions and the partnerships that we have across the healthcare ecosystem.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three months ended March 31, 2026 and 2025.
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

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except for percentages):

	Three Months Ended March 31,
	2026		2025
	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$1,350,654	100.0%	$1,332,972	100.0%
COST OF REVENUE	1,088,640	80.6%	1,069,920	80.3%
GROSS PROFIT	262,014	19.4%	263,052	19.7%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	174,562	12.9%	168,118	12.6%
Depreciation and amortization expense	14,907	1.1%	15,746	1.2%
Total operating expenses	189,469	14.0%	183,864	13.8%
OPERATING INCOME	72,545	5.4%	79,188	5.9%

OTHER INCOME (EXPENSE):
Interest expense, net	(13,304)	(1.0)%	(13,231)	(1.0)%
Equity in earnings of joint ventures	1,689	0.1%	1,729	0.1%
Other, net	73	—%	(4,130)	(0.3)%
Total other (expense) income	(11,542)	(0.9)%	(15,632)	(1.2)%

INCOME BEFORE INCOME TAXES	61,003	4.5%	63,556	4.8%
INCOME TAX EXPENSE	15,660	1.2%	16,814	1.3%
NET INCOME	$45,343	3.4%	$46,742	3.5%

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit of $239 and $783, respectively	(732)	(0.1)%	(2,398)	(0.2)%
OTHER COMPREHENSIVE (LOSS) INCOME	(732)	(0.1)%	(2,398)	(0.2)%
NET COMPREHENSIVE INCOME	$44,611	3.3%	$44,344	3.3%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025.
Gross Profit

	Three Months Ended March 31,
	2026	2025	Variance

	(in thousands, except for percentages)
Net revenue	$1,350,654	$1,332,972	$17,682	1.3%
Cost of revenue	1,088,640	1,069,920	18,720	1.7%
Gross profit	$262,014	$263,052	$(1,038)	(0.4)%
Gross profit margin	19.4%	19.7%
The increase in net revenue was primarily driven by high single-digit growth in the Company’s acute portfolio of therapies, while the chronic portfolio of therapies were down slightly compared to prior year. Acute growth was driven by a focus on maintaining referral source and payer relationships along with strong partnerships with hospitals and health systems. The chronic portfolio revenue was primarily impacted by shifts within the chronic inflammatory disease (“CID”) portfolio, related to increased patient attrition and unfavorable therapy mix, as well as slower than expected growth of certain other specialty therapies. Management now expects the CID dynamics to negatively impact gross profit by approximately $55 million in 2026. The increase in cost of revenue was primarily driven by the growth in revenue and therapy mix, while the decrease in gross profit margin was primarily due to headwinds on the CID portfolio.
Operating Expenses

	Three Months Ended March 31,
	2026	2025	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$174,562	$168,118	$6,444	3.8%
Depreciation and amortization expense	14,907	15,746	(839)	(5.3)%
Total operating expenses	$189,469	$183,864	$5,605	3.0%
The increase in selling, general and administrative expenses during the three months ended March 31, 2026 was primarily due to investment in internal resources, technology, and other general costs to support both ongoing business needs as well as future business growth. The Company anticipates these investments will drive revenue growth and enhance profitability and cash generation over time.

Other Income (Expense)

	Three Months Ended March 31,
	2026	2025	Variance

	(in thousands, except for percentages)
Interest expense, net	$(13,304)	$(13,231)	$(73)	0.6%
Equity in earnings of joint ventures	1,689	1,729	(40)	(2.3)%
Other, net	73	(4,130)	4,203	NM(1)
Total other (expense) income	$(11,542)	$(15,632)	$4,090	(26.2)%
(1) Not meaningful
The change in Other, net was primarily attributable to prior year accruals related to an abandoned or unclaimed property voluntary disclosure agreement (“VDA”) program with no comparable accruals in the current period. This VDA is related to the pre-merger operations of BioScrip, Inc. (“BioScrip”), which was entered into by BioScrip prior to its merger with the Company in 2019. As of March 31, 2026, the matters related to this program are ongoing.
Income Tax Expense

	Three Months Ended March 31,
	2026	2025	Variance

	(in thousands, except for percentages)
Income tax expense	$15,660	$16,814	$(1,154)	(6.9)%
The Company recorded income tax expense of $15.7 million and $16.8 million for the three months ended March 31, 2026 and 2025, respectively, which represents an effective tax rate of 25.7% and 26.5%, respectively. The variance in the Company’s effective tax rate of 25.7% and 26.5% for the three months ended March 31, 2026 and 2025, respectively, compared to the federal statutory rate of 21%, as well as year-over-year changes, was primarily attributable to state taxes in multiple jurisdictions and various non-deductible expenses.
Net Income and Other Comprehensive (Loss) Income

	Three Months Ended March 31,
	2026	2025	Variance

	(in thousands, except for percentages)
Net income	$45,343	$46,742	$(1,399)	(3.0)%
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on cash flow hedges, net of income taxes	(732)	(2,398)	1,666	(69.5)%
Other comprehensive (loss) income	(732)	(2,398)	1,666	(69.5)%
Net comprehensive income	$44,611	$44,344	$267	0.6%
The change in net income was attributable to the factors described in the above sections.
For the three months ended March 31, 2026 and 2025, the change in unrealized (loss) gain on cash flow hedges, net of income taxes was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income increased to $44.6 million for the three months ended March 31, 2026, compared to net comprehensive income of $44.3 million for the three months ended March 31, 2025, primarily as a result of the factors described in the above sections.

Liquidity and Capital Resources
For the three months ended March 31, 2026 and the twelve months ended December 31, 2025, the Company’s primary sources of liquidity were cash and cash equivalents of $177.3 million and $232.6 million, respectively. On March 30, 2026, the Company entered into the Fifth Amendment to the amended and restated Credit Agreement dated as of October 27, 2021. The Fifth Amendment, among other things, increases the Revolver Facility by $450.0 million, resulting in an aggregate capacity amount of $850.0 million. As of March 31, 2026, the Company had $846.0 million of borrowings available under its credit facilities (net of $4.0 million undrawn letters of credit issued and outstanding). As of December 31, 2025, the Company had $396.0 million of borrowings available under its credit facilities (net of $4.0 million undrawn letters of credit issued and outstanding). During the three months ended March 31, 2026 and 2025, the Company’s cash flows from operations have been invested in pharmacies, infusion suites, and information technology infrastructure to support growth and create additional capacity in the future, as well as the pursuit of acquisitions and the periodic repurchases of Company shares.
The Company’s primary uses of cash and cash equivalents include supporting our ongoing business activities, internal investment in resources to support future growth, investment in capital expenditures in both facilities and technology, the pursuit of acquisitions, and the pursuit of share repurchases.
Ongoing operating cash outflows are associated with procuring and dispensing drugs, personnel and other costs associated with servicing patients, as well as paying cash interest on outstanding debt and cash taxes. Ongoing investing cash flows are primarily associated with capital projects and business acquisitions, the improvement and maintenance of our pharmacy facilities and investment in our information technology systems. Ongoing financing cash flows are primarily associated with the quarterly principal payments on our outstanding debt, along with potential future repurchases of Company shares.
Our business strategy includes strategic deployment of capital to internal investments in resources, infrastructure, and technologies to support future growth, the pursuit of strategic tuck-in and adjacent acquisitions that complement our existing operations and the periodic repurchases of Company shares. We continue to evaluate acquisition opportunities and view acquisitions as a key part of our growth strategy. The Company has historically funded its acquisitions with cash and cash equivalents. The Company may require additional capital in excess of current availability in order to complete future acquisitions. It is impossible to predict the amount of capital that may be required for acquisitions, and there is no assurance that sufficient financing for these activities will be available on acceptable terms.
Short-Term and Long-Term Liquidity Requirements
The Company’s ability to make principal and interest payments on any borrowings under our credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash and cash equivalents in the future, which to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on our current level of operations and planned capital expenditures, we believe that our existing cash and cash equivalents balances, expected cash flows generated from operations, and availability under our credit facility will be sufficient to meet our operating requirements over the next 12 months and beyond. We may require additional borrowings under our credit facilities and alternative forms of financings or investments to achieve our longer-term strategic plans.

Credit Facilities
On March 30, 2026, the Company entered into the Fifth Amendment to the Credit Agreement. The Fifth Amendment, among other things, increases the existing Revolver Facility by $450.0 million, resulting in an aggregate capacity amount of $850.0 million.
The principal balance of the First Lien Term Loan is repayable in quarterly installments of $1.7 million plus interest, with a final payment of all remaining outstanding principal due on September 22, 2032. Interest on the First Lien Term Loan is payable monthly on either (i) the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 1.75% for Term SOFR Loans; or (ii) a base rate, plus 0.75% for Base Rate Loans.
The Senior Notes bear interest at a rate of 4.375% per annum and are payable semi-annually in arrears on October 31 and April 30 of each year. The Senior Notes mature on October 31, 2029.
The Company’s Revolver Facility provides for borrowings up to $850.0 million. The Revolver Facility matures on the date that is the earlier of (i) September 22, 2030 and (ii) the date that is 91 days prior to the stated maturity date applicable to the Senior Notes to the extent any amount of the Senior Notes remains unpaid and outstanding as of the date that is 91 days prior to the stated maturity date applicable to the Senior Notes. Borrowings under the Revolver Facility will bear interest at a rate equal to, at the option of the Company, either (i) the Term SOFR applicable thereto plus the Applicable Rate or (ii) the then-applicable Base Rate plus the Applicable Rate, which Applicable Rate shall be, subject to certain caveats thereto, as follows (i) until delivery of financial statements and related Compliance Certificate for the first full fiscal quarter ending after the effective date of the fourth amendment to the Credit Agreement, (A) for Term SOFR Loans, 1.75%, or (B) for Base Rate Loans, 0.75% and (ii) thereafter, the Applicable Rate for Term SOFR Loans and Base Rate Loans, based upon the Total Net Leverage Ratio as set forth in the most recent Compliance Certificate received by the Administrative Agent pursuant to the terms of the Credit Agreement (as such terms are defined in the Credit Agreement). As of March 31, 2026, the Company had $4.0 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $846.0 million.
Interest payments over the course of long-term debt obligations total an estimated $312.3 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on current rates as of March 31, 2026. Actual payments are based on changes in SOFR and exclude the interest rate cap derivative instrument.

Cash Flows
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2026	2025	Variance

	(in thousands)
Net cash used in operating activities	$(12,110)	$(7,214)	$(4,896)
Net cash used in investing activities	(9,320)	(126,693)	117,373
Net cash used in financing activities	(33,873)	(107,286)	73,413
Net decrease in cash and cash equivalents	(55,303)	(241,193)	185,890
Cash and cash equivalents - beginning of period	232,624	412,565	(179,941)
Cash and cash equivalents - end of period	$177,321	$171,372	$5,949
Cash Flows from Operating Activities
The increase in cash used in operating activities during the three months ended March 31, 2026 was primarily due to decreases in accounts payable due to the timing of vendor payments and accrued compensation and employee benefits due to annual variable incentive compensation payments, which increased over the prior year based on growth and Company performance compared to target goals. The change was also driven by an increase in accounts receivable driven by administrative efforts focused on annual reverification of patients’ insurance coverage and deductible resets, partially offset by a decrease in inventory due to focused efforts on supply chain management.
Cash Flows from Investing Activities
The decrease in cash used in investing activities during the three months ended March 31, 2026 was primarily related to the Intramed Plus acquisition made during the three months ended March 31, 2025 with no comparable activity during the three months ended March 31, 2026.
Cash Flows from Financing Activities
The decrease in cash used in financing activities was primarily related to the Company’s $17.5 million repurchase of common stock during the three months ended March 31, 2026, compared to the Company’s $100.0 million repurchase of common stock during the three months ended March 31, 2025.
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
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In January 2025, the Company’s Board of Directors authorized a share repurchase program of up to an aggregate $500 million of common stock of the Company. In January 2026, the Company’s Board of Directors authorized an increase to its 2025 share repurchase program authorization from $500 million to $1.0 billion. This program has no specified expiration date.
The following table provides certain information with respect to the Company’s repurchases of common stock from January 1, 2026 through March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	528,981	$33.16	528,981	$675,000,977
February 1, 2026 - February 28, 2026	—	—	—	—
March 1, 2026 - March 31, 2026	—	—	—	—
	528,981	$33.16	528,981	$675,000,977
Item 5.    Other Information
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
On March 6, 2026, John C. Rademacher, Chief Executive Officer, President and Director, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 200,000 shares of Option Care Health, Inc. common stock over a period ending on February 26, 2027, subject to certain conditions.
On March 11, 2026, Luke Whitworth, Chief Operating Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 60,000 shares of Option Care Health, Inc. common stock over a period ending on February 1, 2027, subject to certain conditions.
Other than those disclosed above, none of the directors or officers of the Company have adopted, modified or terminated a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026.

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
10.1
Fifth Amendment to Amended and Restated First Lien Credit Agreement, dated as of March 30, 2026, by and among Option Care Health, Inc., a Delaware corporation, as borrower, each other Loan Party (as defined therein) party thereto, each Incremental Revolving Lender (as defined therein) party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 2, 2026).

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

OPTION CARE HEALTH, INC.

Date: April 30, 2026	/s/ Meenal Sethna
Meenal Sethna
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)