Form 10-Q
period 2026-06-30
Option Care Health, Inc.
filed 2026-07-29
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
On July 27, 2026, there were 149,785,243 shares of the registrant’s Common Stock outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$193,767	$232,624
Accounts receivable, net	511,507	473,566
Inventories	399,605	471,149
Prepaid expenses and other current assets	95,713	87,629
Total current assets	1,200,592	1,264,968

NONCURRENT ASSETS:
Property and equipment, net	140,408	139,236
Operating lease right-of-use asset	89,351	91,250
Intangible assets, net	20,229	21,897
Referral sources, net	270,410	287,281
Goodwill	1,606,743	1,606,743
Other noncurrent assets	51,044	44,394
Total noncurrent assets	2,178,185	2,190,801
TOTAL ASSETS	$3,378,777	$3,455,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$639,767	$639,829
Accrued compensation and employee benefits	66,226	70,414
Accrued expenses and other current liabilities	83,615	88,329
Current portion of operating lease liability	23,089	23,996
Current portion of long-term debt	6,780	6,780
Total current liabilities	819,477	829,348

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,152,040	1,154,052
Operating lease liability, net of current portion	86,170	88,519
Deferred income taxes	58,920	56,019
Other noncurrent liabilities	2,272	1,438
Total noncurrent liabilities	1,299,402	1,300,028
Total liabilities	2,118,879	2,129,376

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 185,321,928 shares issued and 149,777,268 shares outstanding as of June 30, 2026; 184,522,423 shares issued and 156,857,801 shares outstanding as of December 31, 2025	18	18
Treasury stock; 35,544,660 and 27,664,622 shares outstanding, at cost, as of June 30, 2026 and December 31, 2025, respectively	(987,296)	(818,201)
Paid-in capital	1,268,767	1,263,549
Retained earnings	976,177	876,921
Accumulated other comprehensive income (loss)	2,232	4,106
Total stockholders’ equity	1,259,898	1,326,393
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,378,777	$3,455,769
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET REVENUE	$1,442,400	$1,416,085	$2,793,054	$2,749,057
COST OF REVENUE	1,175,149	1,147,042	2,263,789	2,216,962
GROSS PROFIT	267,251	269,043	529,265	532,095

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	164,659	170,092	339,221	338,210
Depreciation and amortization expense	17,452	16,241	32,359	31,987
Total operating expenses	182,111	186,333	371,580	370,197
OPERATING INCOME	85,140	82,710	157,685	161,898

OTHER INCOME (EXPENSE):
Interest expense, net	(14,020)	(14,447)	(27,324)	(27,678)
Equity in earnings of joint ventures	1,704	1,395	3,393	3,124
Other, net	1,163	(797)	1,236	(4,927)
Total other (expense) income	(11,153)	(13,849)	(22,695)	(29,481)

INCOME BEFORE INCOME TAXES	73,987	68,861	134,990	132,417
INCOME TAX EXPENSE	20,074	18,338	35,734	35,152
NET INCOME	$53,913	$50,523	$99,256	$97,265

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (expense) of $374, $548, $613 and $1,331, respectively	$(1,142)	$(1,684)	$(1,874)	$(4,082)
OTHER COMPREHENSIVE (LOSS) INCOME	(1,142)	(1,684)	(1,874)	(4,082)
NET COMPREHENSIVE INCOME	$52,771	$48,839	$97,382	$93,183

EARNINGS PER COMMON SHARE:
Earnings per share, basic	$0.35	$0.31	$0.64	$0.59
Earnings per share, diluted	$0.35	$0.31	$0.64	$0.59

Weighted average common shares outstanding, basic	152,931	162,931	154,782	164,188
Weighted average common shares outstanding, diluted	153,485	164,133	155,772	165,402
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$99,256	$97,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	34,037	33,326
Non-cash operating lease costs	10,187	14,663
Deferred income taxes, net	2,901	1,634
Amortization of deferred financing costs	1,378	2,315
Equity in earnings of joint ventures	(3,393)	(3,124)
Stock-based incentive compensation expense	18,581	19,513
Distribution from equity method investments	1,100	1,600
Other adjustments	781	(744)
Changes in operating assets and liabilities:
Accounts receivable, net	(37,941)	(61,392)
Inventories	71,544	(12,718)
Prepaid expenses and other current assets	(9,958)	17,606
Accounts payable	2,610	(27,904)
Accrued compensation and employee benefits	(4,188)	8,730
Accrued expenses and other current liabilities	(3,264)	3,852
Operating lease liabilities	(11,544)	(12,603)
Other noncurrent assets and liabilities	(602)	1,100
Net cash provided by operating activities	171,485	83,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(20,123)	(18,466)
Business acquisitions, net of cash acquired	—	(117,247)
Other investing activities	(877)	—
Net cash used in investing activities	(21,000)	(135,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock-based compensation tax withholdings	(14,285)	(7,900)
Purchase of company stock and related excise taxes	(170,545)	(152,429)
Repayments of debt principal	(3,390)	(3,255)
Deferred financing costs	(2,044)	—
Other financing activities	922	2,431
Net cash used in financing activities	(189,342)	(161,153)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38,857)	(213,747)
Cash and cash equivalents - beginning of period	232,624	412,565
CASH AND CASH EQUIVALENTS - END OF PERIOD	$193,767	$198,818

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,377	$32,526
Cash paid for income taxes	$34,306	$39,436
Cash paid for operating leases	$16,160	$15,107
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - December 31, 2024	$—	$18	$(507,598)	$1,231,435	$669,336	$11,047	$1,404,238
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(5,436)	—	—	(5,436)
Stock-based incentive compensation	—	—	—	8,801	—	—	8,801
Purchase of company stock, and related tax effects	—	—	(101,113)	—	—	—	(101,113)
Net income	—	—	—	—	46,742	—	46,742
Other comprehensive loss	—	—	—	—	—	(2,398)	(2,398)
Balance - March 31, 2025	$—	$18	$(608,711)	$1,234,800	$716,078	$8,649	$1,350,834
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(33)	—	—	(33)
Stock-based incentive compensation	—	—	—	10,712	—	—	10,712
Purchase of company stock, and related tax effects	—	—	(50,404)	—	—	—	(50,404)
Net income	—	—	—	—	50,523	—	50,523
Other comprehensive loss	—	—	—	—	—	(1,684)	(1,684)
Balance - June 30, 2025	$—	$18	$(659,115)	$1,245,479	$766,601	$6,965	$1,359,948

Balance - December 31, 2025	$—	$18	$(818,201)	$1,263,549	$876,921	$4,106	$1,326,393
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(12,595)	—	—	(12,595)
Stock-based incentive compensation	—	—	—	10,199	—	—	10,199
Purchase of company stock, and related tax effects	—	—	(17,539)	—	—	—	(17,539)
Net income	—	—	—	—	45,343	—	45,343
Other comprehensive loss	—	—	—	—	—	(732)	(732)
Balance - March 31, 2026	$—	$18	$(835,740)	$1,261,153	$922,264	$3,374	$1,351,069
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(768)	—	—	(768)
Stock-based incentive compensation	—	—	—	8,382	—	—	8,382
Purchase of company stock, and related tax effects	—	—	(151,556)	—	—	—	(151,556)
Net income	—	—	—	—	53,913	—	53,913
Other comprehensive loss	—	—	—	—	—	(1,142)	(1,142)
Balance - June 30, 2026	$—	$18	$(987,296)	$1,268,767	$976,177	$2,232	$1,259,898
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND PRESENTATION OF FINANCIAL STATEMENTS
Corporate Organization and Business — Option Care Health, and its wholly-owned subsidiaries, provide infusion therapy and other ancillary health care services through a national network of 86 full service pharmacies and 187 ambulatory infusion suites, including 32 with advanced practitioner capabilities. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services. The Company’s stock is listed on the Nasdaq Global Select Market under the stock ticker OPCH.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2026, cash equivalents consisted of money market funds.
Accounts Receivable — The Company’s accounts receivable are reported at the net realizable value that reflects the consideration the Company expects to receive in exchange for providing services, which is inclusive of adjustments for price concessions. The majority of accounts receivable are due from commercial payers.
Included in accounts receivable are earned but unbilled gross receivables of $154.9 million and $155.1 million as of June 30, 2026 and December 31, 2025, respectively. As revenue and the associated receivable are recognized upon delivery of the goods, there may be delays between delivery and therapy administration. Billings often occur after therapy administration. Subsequent billing delays can range from one day up to several weeks due to the timing of therapy administration, the timing of obtaining certain required payer-specific documentation from internal and external sources, and payer-specific billing requirements which may delay billing until therapy completion.
Prepaid Expenses and Other Current Assets — Included in prepaid expenses and other current assets are volume-based rebates receivable from pharmaceutical and medical supply manufacturers of $37.7 million and $35.3 million as of June 30, 2026 and December 31, 2025, respectively.
Equity-Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the balance of the investments was $30.2 million and $27.9 million, respectively. The balance of these investments is increased to reflect the Company’s capital contributions and equity in earnings of the investees. The balance of these investments is decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company’s proportionate share of earnings was $1.7 million and $3.4 million for the three and six months ended June 30, 2026, respectively. The Company’s proportionate share of earnings was $1.4 million and $3.1 million for the three and six months ended June 30, 2025, respectively. Distributions from the investees are treated as cash inflows from operating activities in the unaudited condensed consolidated statements of cash flows. During the three and six months ended June 30, 2026, the Company received distributions from the investees of $1.1 million. During the three and six months ended June 30, 2025, the Company received distributions from the investees of $1.6 million. See Note 16, Related-Party Transactions, for discussion of related-party transactions with these investees.
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 14% for the three and six months ended June 30, 2026. Revenue related to the Company’s largest payer was approximately 15% for the three and six months ended June 30, 2025. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three and six months ended June 30, 2026, approximately 13% of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. For the three and six months ended June 30, 2025, approximately 12% of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of June 30, 2026 and December 31, 2025, approximately 13% of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
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
For the three and six months ended June 30, 2026, approximately 57% of the Company’s pharmaceutical and medical supply purchases were from three vendors. For the three months ended June 30, 2025, approximately 59% of the Company’s pharmaceutical and medical supply purchases were from three vendors. For the six months ended June 30, 2025, approximately 67% of the Company’s pharmaceutical and medical supply purchases were from four vendors. Most of the pharmaceutical and medical supplies that we purchase are available from multiple distributors, and the Company believes they are available in sufficient quantities to meet the needs of the Company and its patients. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

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
(2) Goodwill is attributable to cost synergies from procurement and operational efficiencies and elimination of duplicative administrative costs.

4. REVENUE
The following table sets forth the net revenue earned by category of payer for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commercial payers	$1,236,570	$1,231,660	$2,381,476	$2,376,592
Government payers	186,432	167,975	364,312	328,493
Patients	19,398	16,450	47,266	43,972
Net revenue	$1,442,400	$1,416,085	$2,793,054	$2,749,057
5. INCOME TAXES
During the three months ended June 30, 2026, the Company recorded income tax expense of $20.1 million, representing an effective tax rate of 27.1%, compared with income tax expense of $18.3 million and an effective tax rate of 26.6% for the three months ended June 30, 2025. During the six months ended June 30, 2026, the Company recorded income tax expense of $35.7 million, representing an effective tax rate of 26.5%, compared with income tax expense of $35.2 million and an effective tax rate of 26.5% for the six months ended June 30, 2025. The Company’s effective tax rates for each period exceeded the federal statutory rate of 21.0% primarily due to state income taxes and various non-deductible expenses. The tax expenses consist of quarterly federal and state tax liabilities as well as recognized deferred federal and state tax expense.

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
The earnings are used as the basis for determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the three and six months ended June 30, 2026 and 2025 includes the effect of shares that would be issued in connection with warrants, stock options, restricted stock awards and performance stock unit awards, as these common stock equivalents are dilutive to the earnings per share recorded in those periods.
The following table presents the Company’s common stock equivalents that were excluded from the calculation of earnings per share as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock option awards	1,114,846	459,133	779,409	698,775
Restricted stock awards	1,152,170	191,393	1,057,060	658,340
Performance stock unit awards	365,508	633	269,624	293,010
The following table presents the Company’s basic earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$53,913	$50,523	$99,256	$97,265
Denominator:
Weighted average number of common shares outstanding	152,931	162,931	154,782	164,188
Earnings per common share:
Earnings per common share, basic	$0.35	$0.31	$0.64	$0.59
The following table presents the Company’s diluted earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$53,913	$50,523	$99,256	$97,265
Denominator:
Weighted average number of common shares outstanding	152,931	162,931	154,782	164,188
Effect of dilutive securities	554	1,202	990	1,214
Weighted average number of common shares outstanding, diluted	153,485	164,133	155,772	165,402
Earnings per common share:
Earnings per common share, diluted	$0.35	$0.31	$0.64	$0.59

7. LEASES
During the three and six months ended June 30, 2026, the Company incurred operating lease expenses of $9.4 million and $19.9 million, respectively. During the three and six months ended June 30, 2025, the Company incurred operating lease expenses of $8.8 million and $17.0 million, respectively. Operating lease expense includes short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. As of June 30, 2026 and December 31, 2025, the weighted-average remaining lease term was 6.4 years and 6.5 years, respectively, and the weighted-average discount rate was 7.06% and 6.97%, respectively.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2026	$15,675
2027	27,128
2028	21,285
2029	16,695
2030	13,564
Thereafter	43,855
Total lease payments	138,202
Less: interest	(28,943)
Present value of lease liabilities	$109,259
During the six months ended June 30, 2026 and 2025, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flows of $8.3 million and $21.6 million, respectively, related to the increases in the operating lease right-of-use assets and operating lease liabilities. As of June 30, 2026, the Company did not have any significant operating or financing leases that had not yet commenced.

8. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Infusion pumps	$35,747	$36,497
Equipment, furniture and other	30,639	28,087
Leasehold improvements	137,754	126,651
Computer software, purchased and internally developed	60,444	58,608
Assets under development	23,292	19,207
	287,876	269,050
Less: accumulated depreciation	(147,468)	(129,814)
Property and equipment, net	$140,408	$139,236
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income, depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense in cost of revenue	$930	$712	$1,678	$1,339
Depreciation expense in operating expenses	8,183	6,944	13,820	13,593
Total depreciation expense	$9,113	$7,656	$15,498	$14,932

9. GOODWILL AND OTHER INTANGIBLE ASSETS
There was no change in the carrying amount of goodwill for the three and six months ended June 30, 2026.
Changes in the carrying amount of goodwill consist of the following for the three and six months ended June 30, 2025 (in thousands):

Amount
Balance at December 31, 2024	$1,540,246
Acquisitions	65,684
Balance at March 31, 2025	$1,605,930
Purchase accounting adjustments	(75)
Balance at June 30, 2025	$1,605,855
The carrying amount and accumulated amortization of intangible assets consist of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Gross intangible assets:
Referral sources	$551,188	$551,188
Trademarks/names	46,808	46,808
Other amortizable intangible assets	985	985
Total gross intangible assets	598,981	598,981

Accumulated amortization:
Referral sources	(280,778)	(263,907)
Trademarks/names	(26,740)	(25,170)
Other amortizable intangible assets	(824)	(726)
Total accumulated amortization	(308,342)	(289,803)
Total intangible assets, net	$290,639	$309,178
Amortization expense for intangible assets was $9.3 million and $18.5 million for the three and six months ended June 30, 2026, respectively. Amortization expense for intangible assets was $9.3 million and $18.4 million for the three and six months ended June 30, 2025, respectively.

10. INDEBTEDNESS
Long-term debt consisted of the following as of June 30, 2026 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	672,915	(4,233)	(4,592)	664,090
Senior Notes	500,000	—	(5,270)	494,730
	$1,172,915	$(4,233)	$(9,862)	1,158,820
Less: current portion				(6,780)
Total long-term debt				$1,152,040
Long-term debt consisted of the following as of December 31, 2025 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	676,305	(4,552)	(4,937)	666,816
Senior Notes	500,000	—	(5,984)	494,016
	$1,176,305	$(4,552)	$(10,921)	1,160,832
Less: current portion				(6,780)
Total long-term debt				$1,154,052
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
The interest rate on the Company’s term loan (the “First Lien Term Loan”) was 5.37% and 5.67% as of June 30, 2026 and December 31, 2025, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 5.40% and 5.42% for the three and six months ended June 30, 2026, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 6.57% and 6.58% for the three and six months ended June 30, 2025, respectively. The First Lien Term Loan matures on September 22, 2032.
The interest rate on the Senior Unsecured Notes (the “Senior Notes”) was 4.375% as of June 30, 2026 and December 31, 2025. The weighted average interest rate incurred on the Senior Notes was 4.375% for the three and six months ended June 30, 2026 and 2025. The Senior Notes mature on October 31, 2029.
As of June 30, 2026, the Company had $4.0 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $846.0 million. The Revolver Facility matures on the date that is the earlier of (i) September 22, 2030 and (ii) the date that is 91 days prior to the stated maturity date applicable to the Senior Notes to the extent any amount of the Senior Notes remains unpaid and outstanding as of the date that is 91 days prior to the stated maturity date applicable to the Senior Notes.
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2026	$3,390
2027	6,780
2028	6,780
2029	506,780
2030	6,780
Thereafter	642,405
Total	$1,172,915
During the three and six months ended June 30, 2026 and 2025, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 11, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of June 30, 2026 (in thousands):

Financial Instrument	Carrying Value as of June 30, 2026	Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$664,090	$—	$672,915	$—
Senior Notes	494,730	—	476,250	—
Total debt instruments	$1,158,820	$—	$1,149,165	$—
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
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair Value - Derivatives in Asset Position
Derivative	Balance Sheet Caption	June 30, 2026	December 31, 2025
Interest rate cap designated as cash flow hedge	Prepaid expenses and other current assets	$3,014	$5,501
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
The following table presents the pre-tax (loss) gain from derivative instruments recognized in other comprehensive (loss) income in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative	2026	2025	2026	2025
Interest rate cap designated as cash flow hedge	$(1,516)	$(2,232)	$(2,487)	$(5,413)
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s unaudited condensed consolidated statements of comprehensive income related to the Company’s derivative instruments (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative	Income Statement Caption	2026	2025	2026	2025
Interest rate cap designated as cash flow hedge	Interest expense, net	$1,695	$2,210	$3,403	$4,401

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
There were no other material assets or liabilities measured at fair value at June 30, 2026 and December 31, 2025.
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

14. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by stockholders on May 3, 2018 and amended and restated on May 19, 2021 and May 15, 2024, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors. The 2018 Plan is administered by the Company’s Compensation Committee, a standing committee of the Company’s Board of Directors. As of May 2021, a total of 9,101,734 shares of common stock were authorized for issuance under the 2018 Plan. In May 2024, an additional 4,000,000 shares were authorized for issuance under the 2018 Plan, resulting in a total of 13,101,734 shares of common stock authorized for issuance. The Company had stock options, restricted stock units and performance stock units outstanding related to the 2018 Plan as of June 30, 2026 and December 31, 2025. During the three and six months ended June 30, 2026, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $8.4 million and $18.6 million, respectively. During the three and six months ended June 30, 2025, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $10.7 million and $19.5 million, respectively.
15. STOCKHOLDERS’ EQUITY
Warrants — As of June 30, 2026 and December 31, 2025, the Company had warrants outstanding which entitle holders to purchase an immaterial number of shares of common stock.
Share Repurchase Program — In January 2026, the Company’s Board of Directors approved an increase to its 2025 share repurchase program authorization from $500.0 million to $1.0 billion of common stock of the Company. Under the share repurchase program, repurchases may occur in any number of methods depending on timing, market conditions, regulatory requirements, and other corporate considerations. The share repurchase program has no specified expiration date.
During the three and six months ended June 30, 2026, the Company purchased 7,351,057 and 7,880,038 shares of common stock for an average share price of $20.41 and $21.26, totaling $150.0 million and $167.5 million, respectively. During the three and six months ended June 30, 2025, the Company purchased 1,553,871 and 4,600,086 shares of common stock for an average share price of $32.18 and $32.61, totaling $50.0 million and $150.0 million, respectively. All repurchased shares became treasury stock. As of June 30, 2026, the Company is authorized to repurchase up to a remaining $525.0 million of common stock of the Company.
Shares Outstanding — The following table shows the Company’s changes in shares of common stock for the three and six months ended June 30, 2026 and 2025 (in thousands):

	2026	2025
Balance at beginning of the year	156,858	166,261
Equity award issuances	659	529
Share repurchases	(529)	(3,046)
Balance at March 31,	156,988	163,744
Equity award issuances	140	104
Share repurchases	(7,351)	(1,554)
Balance at June 30,	149,777	162,294

16. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $2.0 million and $3.9 million for the three and six months ended June 30, 2026, respectively. The Company recorded management fee income of $1.9 million and $3.7 million for the three and six months ended June 30, 2025, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income. During the three and six months ended June 30, 2026, the Company received distributions from the investees of $1.1 million. During the three and six months ended June 30, 2025, the Company received distributions from the investees of $1.6 million.
The Company had amounts due from its joint ventures of $0.9 million and due to its joint ventures of $0.2 million as of June 30, 2026. The Company had amounts due to its joint ventures of $2.7 million as of December 31, 2025. Receivables were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, while payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.
17. SEGMENT REPORTING
The Company operates as a single reportable segment, infusion services. Infusion services derive revenue through the clinical management of infusion therapy, nursing support and care coordination in order to provide solutions to complex patient conditions in the home or other nonhospital settings. The Company’s infusion services segment activities are managed on a consolidated basis and therapies are distributed and administered in a similar manner.
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
The following table reflects results of operations of the Company’s reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Infusion services net revenue	$1,416,777	$1,393,008	$2,742,784	$2,704,189
Other revenue (1)	25,623	23,077	50,270	44,868
Total Option Care Health revenue	1,442,400	1,416,085	2,793,054	2,749,057
(Expense) Income:
Cost of net revenues - drugs	(1,024,241)	(1,004,610)	(1,973,605)	(1,937,678)
Salaries, benefits, and other employee expense	(213,631)	(212,195)	(430,224)	(417,887)
Other segment items (2)	(101,936)	(100,329)	(199,181)	(199,607)
Depreciation and amortization expense	(17,452)	(16,241)	(32,359)	(31,987)
Interest expense, net	(14,020)	(14,447)	(27,324)	(27,678)
Equity in earnings of joint ventures	1,704	1,395	3,393	3,124
Other, net	1,163	(797)	1,236	(4,927)
Income tax expense	(20,074)	(18,338)	(35,734)	(35,152)
Net Income	$53,913	$50,523	$99,256	$97,265
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
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provide infusion therapy and other ancillary health care services through a national network of 86 full service pharmacies and 187 ambulatory infusion suites, including 32 with advanced practitioner capabilities. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, and dietitians work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, therapies for neurological disorders and chronic inflammatory disorders, immunoglobulin therapy, and other therapies for chronic and acute conditions. Our national footprint enables us to collaborate with health systems and national payers to provide high quality care at an appropriate cost in a comfortable setting. We have established key relationships that allow us access to local resources to ensure responsiveness to our patients’ needs. At the center of everything we do is the patient. This is the driving force behind all of our actions and the partnerships that we have across the healthcare ecosystem.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three and six months ended June 30, 2026 and 2025.
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

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$1,442,400	100.0%	$1,416,085	100.0%	$2,793,054	100.0%	$2,749,057	100.0%
COST OF REVENUE	1,175,149	81.5%	1,147,042	81.0%	2,263,789	81.1%	2,216,962	80.6%
GROSS PROFIT	267,251	18.5%	269,043	19.0%	529,265	18.9%	532,095	19.4%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	164,659	11.4%	170,092	12.0%	339,221	12.1%	338,210	12.3%
Depreciation and amortization expense	17,452	1.2%	16,241	1.1%	32,359	1.2%	31,987	1.2%
Total operating expenses	182,111	12.6%	186,333	13.2%	371,580	13.3%	370,197	13.5%
OPERATING INCOME	85,140	5.9%	82,710	5.8%	157,685	5.6%	161,898	5.9%

OTHER INCOME (EXPENSE):
Interest expense, net	(14,020)	(1.0)%	(14,447)	(1.0)%	(27,324)	(1.0)%	(27,678)	(1.0)%
Equity in earnings of joint ventures	1,704	0.1%	1,395	0.1%	3,393	0.1%	3,124	0.1%
Other, net	1,163	0.1%	(797)	(0.1)%	1,236	—%	(4,927)	(0.2)%
Total other (expense) income	(11,153)	(0.8)%	(13,849)	(1.0)%	(22,695)	(0.8)%	(29,481)	(1.1)%

INCOME BEFORE INCOME TAXES	73,987	5.1%	68,861	4.9%	134,990	4.8%	132,417	4.8%
INCOME TAX EXPENSE	20,074	1.4%	18,338	1.3%	35,734	1.3%	35,152	1.3%
NET INCOME	$53,913	3.7%	$50,523	3.6%	$99,256	3.6%	$97,265	3.5%

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (expense) of $374, $548, $613 and $1,331, respectively	(1,142)	(0.1)%	(1,684)	(0.1)%	(1,874)	(0.1)%	(4,082)	(0.1)%
OTHER COMPREHENSIVE (LOSS) INCOME	(1,142)	(0.1)%	(1,684)	(0.1)%	(1,874)	(0.1)%	(4,082)	(0.1)%
NET COMPREHENSIVE INCOME	$52,771	3.7%	$48,839	3.4%	$97,382	3.5%	$93,183	3.4%

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three months ended June 30, 2026 and 2025.
Gross Profit

	Three Months Ended June 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Net revenue	$1,442,400	$1,416,085	$26,315	1.9%
Cost of revenue	1,175,149	1,147,042	28,107	2.5%
Gross profit	$267,251	$269,043	$(1,792)	(0.7)%
Gross profit margin	18.5%	19.0%
The increase in net revenue was primarily driven by continued strong growth in the Company's acute portfolio of therapies, which saw high single-digit growth over the prior year, reflecting ongoing success in maintaining referral source and payer relationships and strong partnerships with hospitals and health systems. The Company’s chronic portfolio of therapies was flat versus the prior year. This was driven by growth in both the IG/neuro and rare and orphan portfolio and offset by a decline within the chronic inflammatory disease ("CID") portfolio, primarily due to patient attrition and unfavorable therapy mix. Management continues to expect CID-related dynamics to negatively impact gross profit by approximately $55 million during 2026.
The increase in cost of revenue was primarily attributable to higher revenue volumes and changes in therapy mix. Gross profit decreased slightly primarily due to the impact of shifts in therapy mix, including the continued headwinds in the CID portfolio, partially offset by growth in higher-margin therapies and ongoing operational initiatives.
Operating Expenses

	Three Months Ended June 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$164,659	$170,092	$(5,433)	(3.2)%
Depreciation and amortization expense	17,452	16,241	1,211	7.5%
Total operating expenses	$182,111	$186,333	$(4,222)	(2.3)%
The decrease in selling, general and administrative expenses during the three months ended June 30, 2026 was primarily attributable to lower performance-based compensation expense, and disciplined execution of cost management and efficiency initiatives. These decreases were partially offset by continued investments in strategic growth initiatives, including commercial and operational capabilities that support long-term business growth.

Other Income (Expense)

	Three Months Ended June 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Interest expense, net	$(14,020)	$(14,447)	$427	(3.0)%
Equity in earnings of joint ventures	1,704	1,395	309	22.2%
Other, net	1,163	(797)	1,960	NM(1)
Total other (expense) income	$(11,153)	$(13,849)	$2,696	(19.5)%
(1) Not meaningful
The change in Other, net during the three months ended June 30, 2026 was primarily attributable to adjustments related to certain unclaimed property liabilities recorded in the prior year with no comparable activity in the current-year quarter.
Income Tax Expense

	Three Months Ended June 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Income tax expense	$20,074	$18,338	$1,736	9.5%
Income tax expense increased $1.7 million, or 9.5%, to $20.1 million for the three months ended June 30, 2026 compared to $18.3 million for the three months ended June 30, 2025. The Company’s effective tax rates were 27.1% and 26.6% for the three months ended June 30, 2026 and 2025, respectively, compared to the U.S. federal statutory rate of 21.0%. The Company’s effective tax rate for the three months ended June 30, 2026 and three months ended June 30, 2025 were higher than the U.S. federal statutory rate primarily due to state income taxes and various non-deductible expenses.

Net Income and Other Comprehensive (Loss) Income

	Three Months Ended June 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Net income	$53,913	$50,523	$3,390	6.7%
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on cash flow hedges, net of income taxes	(1,142)	(1,684)	542	(32.2)%
Other comprehensive (loss) income	(1,142)	(1,684)	542	(32.2)%
Net comprehensive income	$52,771	$48,839	$3,932	8.1%
The change in net income was attributable to the factors described in the above sections.
For the three months ended June 30, 2026 and 2025, the change in unrealized (loss) gain on cash flow hedges, net of income taxes was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income increased to $52.8 million for the three months ended June 30, 2026, compared to net comprehensive income of $48.8 million for the three months ended June 30, 2025, primarily as a result of the factors described in the above sections.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the six months ended June 30, 2026 and 2025.
Gross Profit

	Six Months Ended June 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Net revenue	$2,793,054	$2,749,057	$43,997	1.6%
Cost of revenue	2,263,789	2,216,962	46,827	2.1%
Gross profit	$529,265	$532,095	$(2,830)	(0.5)%
Gross profit margin	18.9%	19.4%
The increase in net revenue was primarily driven by continued strong growth in the Company's acute portfolio of therapies, which saw high single-digit growth over the prior year, reflecting ongoing success in maintaining referral source and payer relationships and strong partnerships with hospitals and health systems. The Company’s chronic portfolio of therapies experienced a slight decline versus the prior year. This was driven by growth in both the IG/neuro and rare and orphan portfolio and offset by a decline within the CID portfolio, primarily due to patient attrition and unfavorable therapy mix.
The increase in cost of revenue was primarily attributable to higher revenue volumes and changes in therapy mix. Gross profit decreased slightly primarily due to the impact of shifts in therapy mix, including the continued headwinds in the CID portfolio, partially offset by growth in higher-margin therapies and ongoing operational initiatives.
Operating Expenses

	Six Months Ended June 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$339,221	$338,210	$1,011	0.3%
Depreciation and amortization expense	32,359	31,987	372	1.2%
Total operating expenses	$371,580	$370,197	$1,383	0.4%
Selling, general and administrative expenses during the six months ended June 30, 2026 remained relatively flat primarily due to lower performance-based compensation expense, disciplined expense management, and continued benefits from initiatives focused on improving operating efficiencies and optimizing administrative processes, partially offset by investment in internal resources, technology, and other general costs to support both ongoing business needs as well as future business growth. The Company anticipates these investments will drive revenue growth and enhance profitability and cash generation over time.

Other Income (Expense)

	Six Months Ended June 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Interest expense, net	$(27,324)	$(27,678)	$354	(1.3)%
Equity in earnings of joint ventures	3,393	3,124	269	8.6%
Other, net	1,236	(4,927)	6,163	NM(1)
Total other (expense) income	$(22,695)	$(29,481)	$6,786	(23.0)%
(1) Not meaningful
The change in other, net during the six months ended June 30, 2026 was primarily attributable to an accrual for an unclaimed property audit recorded in the prior year related to an abandoned or unclaimed property voluntary disclosure agreement (“VDA”) program with no comparable accruals in the current period. This VDA is related to the pre-merger operations of BioScrip, Inc. (“BioScrip”), which was entered into by BioScrip prior to its merger with the Company in 2019. As of June 30, 2026, the matters related to this program are ongoing.
Income Tax Expense

	Six Months Ended June 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Income tax expense	$35,734	$35,152	$582	1.7%
Income tax expense increased $0.6 million, or 1.7%, to $35.7 million for the six months ended June 30, 2026 compared to $35.2 million for the six months ended June 30, 2025. The Company’s effective tax rates were 26.5% for both six months ended June 30, 2026 and 2025, compared to the U.S. federal statutory rate of 21.0%. The Company’s effective tax rate for the six months ended June 30, 2026 and six months ended June 30, 2025 was higher than the U.S. federal statutory rate primarily due to state income taxes and various non-deductible expenses.

Net Income and Other Comprehensive (Loss) Income

	Six Months Ended June 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Net income	$99,256	$97,265	$1,991	2.0%
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on cash flow hedges, net of income taxes	(1,874)	(4,082)	2,208	(54.1)%
Other comprehensive (loss) income	(1,874)	(4,082)	2,208	(54.1)%
Net comprehensive income	$97,382	$93,183	$4,199	4.5%
The change in net income was attributable to the factors described in the above sections.
For the six months ended June 30, 2026 and 2025, the change in unrealized (loss) gain on cash flow hedges, net of income taxes was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021.
Net comprehensive income increased to $97.4 million for the six months ended June 30, 2026, compared to net comprehensive income of $93.2 million for the six months ended June 30, 2025, primarily as a result of the factors described in the above sections.

Liquidity and Capital Resources
For the six months ended June 30, 2026 and the twelve months ended December 31, 2025, the Company’s primary sources of liquidity were cash and cash equivalents of $193.8 million and $232.6 million, respectively. As of June 30, 2026, the Company had $846.0 million of borrowings available under its credit facilities (net of $4.0 million undrawn letters of credit issued and outstanding). As of December 31, 2025, the Company had $396.0 million of borrowings available under its credit facilities (net of $4.0 million undrawn letters of credit issued and outstanding). During the six months ended June 30, 2026 and 2025, the Company’s cash flows from operations have been invested in pharmacies, infusion suites, and information technology infrastructure to support growth and create additional capacity in the future, as well as the pursuit of acquisitions and the periodic repurchases of Company shares.
The Company’s primary uses of cash and cash equivalents include supporting our ongoing business activities, internal investment in resources to support future growth, investment in capital expenditures in both facilities and technology, the pursuit of share repurchases, and the pursuit of acquisitions.
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
Our business strategy includes strategic deployment of capital to internal investments in resources, infrastructure, and technologies to support future growth, the periodic repurchases of Company shares and the pursuit of strategic tuck-in and adjacent acquisitions that complement our existing operations. We continue to evaluate acquisition opportunities and view acquisitions as a key part of our growth strategy. The Company has historically funded its acquisitions with cash and cash equivalents. The Company may require additional capital in excess of current availability in order to complete future acquisitions. It is impossible to predict the amount of capital that may be required for acquisitions, and there is no assurance that sufficient financing for these activities will be available on acceptable terms.
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
The Company’s Revolver Facility provides for borrowings up to $850.0 million. The Revolver Facility matures on the date that is the earlier of (i) September 22, 2030 and (ii) the date that is 91 days prior to the stated maturity date applicable to the Senior Notes to the extent any amount of the Senior Notes remains unpaid and outstanding as of the date that is 91 days prior to the stated maturity date applicable to the Senior Notes. Borrowings under the Revolver Facility will bear interest at a rate equal to, at the option of the Company, either (i) the Term SOFR applicable thereto plus the Applicable Rate or (ii) the then-applicable Base Rate plus the Applicable Rate, which Applicable Rate shall be, subject to certain caveats thereto, as follows (i) until delivery of financial statements and related Compliance Certificate for the first full fiscal quarter ending after the effective date of the fourth amendment to the Credit Agreement, (A) for Term SOFR Loans, 1.75%, or (B) for Base Rate Loans, 0.75% and (ii) thereafter, the Applicable Rate for Term SOFR Loans and Base Rate Loans, based upon the Total Net Leverage Ratio as set forth in the most recent Compliance Certificate received by the Administrative Agent pursuant to the terms of the Credit Agreement (as such terms are defined in the Credit Agreement). As of June 30, 2026, the Company had $4.0 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $846.0 million.
Interest payments over the course of long-term debt obligations total an estimated $295.5 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on current rates as of June 30, 2026. Actual payments are based on changes in SOFR and exclude the interest rate cap derivative instrument.

Cash Flows
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2026	2025	Variance

	(in thousands)
Net cash provided by operating activities	$171,485	$83,119	$88,366
Net cash used in investing activities	(21,000)	(135,713)	114,713
Net cash used in financing activities	(189,342)	(161,153)	(28,189)
Net (decrease) increase in cash and cash equivalents	(38,857)	(213,747)	174,890
Cash and cash equivalents - beginning of period	232,624	412,565	(179,941)
Cash and cash equivalents - end of period	$193,767	$198,818	$(5,051)
Cash Flows from Operating Activities
The increase in cash provided by operating activities during the six months ended June 30, 2026 was primarily driven by a reduction in inventory levels resulting from the Company's ongoing supply chain management initiatives and working capital optimization efforts. The Company continued to focus on improving inventory purchasing practices, enhancing demand forecasting, and aligning inventory levels with patient needs, which reduced the amount of cash invested in inventory during the period.
Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2026 was primarily related capital expenditures. Cash used in investing activities during the six months ended June 30, 2025 was primarily attributable to the Intramed Plus acquisition with no comparable activity during the six months ended June 30, 2026.
Cash Flows from Financing Activities
The increase in cash used in financing activities was primarily related to the Company’s $167.5 million repurchase of common stock during the six months ended June 30, 2026, compared to the Company’s $150.0 million repurchase of common stock during the six months ended June 30, 2025.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides certain information with respect to the Company’s repurchases of common stock from April 1, 2026 through June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	—	$—	—	$675,000,977
May 1, 2026 - May 31, 2026	7,351,057	20.41	7,351,057	525,000,993
June 1, 2026 - June 30, 2026	—	—	—	525,000,993
	7,351,057	$20.41	7,351,057	$525,000,993
Item 5.    Other Information
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
No director or officer of the Company has adopted, modified or terminated a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026.

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

OPTION CARE HEALTH, INC.

Date: July 29, 2026	/s/ Meenal Sethna
Meenal Sethna
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)