Form 10-Q
period 2026-09-30
Option Care Health, Inc.
filed 2026-11-04
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
On November 2, 2026, there were 149,799,704 shares of the registrant’s Common Stock outstanding.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “Option Care Health,” the “Company,” “we,” “us” and “our” refer to Option Care Health, Inc. and its consolidated subsidiaries.
Forward-Looking Statements
This Form 10-Q includes forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, including, without limitation, statements concerning our expectations regarding industry and macroeconomic trends and our operating performance as well as statements regarding the Merger (as defined herein). Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “believe,” “project,” “estimate,” “expect,” “may,” “should,” “will” and similar references to future periods.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on the Company’s current beliefs, expectations and assumptions regarding the future of its business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. If any of these risks materialize, or if any of the assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. Important factors that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2026 as updated by the risk factors set forth in Item 1A, “Risk Factors,” of Part II of this Form 10-Q and other documents subsequently filed by the Company with the SEC.
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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$299,093	$232,624
Accounts receivable, net	505,568	473,566
Inventories	408,045	471,149
Prepaid expenses and other current assets	99,385	87,629
Total current assets	1,312,091	1,264,968

NONCURRENT ASSETS:
Property and equipment, net	139,035	139,236
Operating lease right-of-use asset	85,127	91,250
Intangible assets, net	19,394	21,897
Referral sources, net	261,975	287,281
Goodwill	1,606,743	1,606,743
Other noncurrent assets	51,902	44,394
Total noncurrent assets	2,164,176	2,190,801
TOTAL ASSETS	$3,476,267	$3,455,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$670,676	$639,829
Accrued compensation and employee benefits	62,345	70,414
Accrued expenses and other current liabilities	88,276	88,329
Current portion of operating lease liability	22,453	23,996
Current portion of long-term debt	6,780	6,780
Total current liabilities	850,530	829,348

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,151,054	1,154,052
Operating lease liability, net of current portion	82,251	88,519
Deferred income taxes	65,580	56,019
Other noncurrent liabilities	2,374	1,438
Total noncurrent liabilities	1,301,259	1,300,028
Total liabilities	2,151,789	2,129,376

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.0001 par value; 12,500,000 shares authorized, no shares outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock; $0.0001 par value: 250,000,000 shares authorized, 185,338,129 shares issued and 149,793,469 shares outstanding as of September 30, 2026; 184,522,423 shares issued and 156,857,801 shares outstanding as of December 31, 2025	18	18
Treasury stock; 35,544,660 and 27,664,622 shares outstanding, at cost, as of September 30, 2026 and December 31, 2025, respectively	(987,304)	(818,201)
Paid-in capital	1,277,225	1,263,549
Retained earnings	1,033,610	876,921
Accumulated other comprehensive income (loss)	929	4,106
Total stockholders’ equity	1,324,478	1,326,393
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,476,267	$3,455,769
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET REVENUE	$1,493,529	$1,435,016	$4,286,583	$4,184,073
COST OF REVENUE	1,208,555	1,162,114	3,472,344	3,379,076
GROSS PROFIT	284,974	272,902	814,239	804,997

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	177,638	172,104	516,859	510,314
Depreciation and amortization expense	18,120	16,291	50,479	48,278
Total operating expenses	195,758	188,395	567,338	558,592
OPERATING INCOME	89,216	84,507	246,901	246,405

OTHER INCOME (EXPENSE):
Interest expense, net	(12,875)	(14,146)	(40,199)	(41,824)
Equity in earnings of joint ventures	1,523	2,176	4,916	5,300
Other, net	1,037	(3,570)	2,273	(8,497)
Total other (expense) income	(10,315)	(15,540)	(33,010)	(45,021)

INCOME BEFORE INCOME TAXES	78,901	68,967	213,891	201,384
INCOME TAX EXPENSE	21,468	17,151	57,202	52,303
NET INCOME	$57,433	$51,816	$156,689	$149,081

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (expense) of $427, $478, $1,040 and $1,809, respectively	$(1,303)	$(1,463)	$(3,177)	$(5,545)
OTHER COMPREHENSIVE (LOSS) INCOME	(1,303)	(1,463)	(3,177)	(5,545)
NET COMPREHENSIVE INCOME	$56,130	$50,353	$153,512	$143,536

EARNINGS PER COMMON SHARE:
Earnings per share, basic	$0.38	$0.32	$1.02	$0.91
Earnings per share, diluted	$0.38	$0.32	$1.02	$0.91

Weighted average common shares outstanding, basic	149,788	161,829	153,099	163,393
Weighted average common shares outstanding, diluted	150,491	163,086	153,932	164,602
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$156,689	$149,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	52,874	50,374
Non-cash operating lease costs	15,884	19,756
Deferred income taxes, net	9,561	2,443
Loss on extinguishment of debt	—	4,744
Amortization of deferred financing costs	2,087	3,455
Equity in earnings of joint ventures	(4,916)	(5,300)
Stock-based incentive compensation expense	27,912	30,638
Distribution from equity method investments	2,600	2,100
Other adjustments	1,115	(435)
Changes in operating assets and liabilities:
Accounts receivable, net	(32,002)	(55,430)
Inventories	63,104	(24,899)
Prepaid expenses and other current assets	(14,933)	24,694
Accounts payable	31,824	10,224
Accrued compensation and employee benefits	(8,069)	8,338
Accrued expenses and other current liabilities	1,389	15,834
Operating lease liabilities	(17,572)	(18,118)
Other noncurrent assets and liabilities	(1,335)	5,057
Net cash provided by operating activities	286,212	222,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(26,805)	(27,661)
Business acquisitions, net of cash acquired	—	(117,247)
Other investing activities	(877)	(2,529)
Net cash used in investing activities	(27,682)	(147,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock-based compensation tax withholdings	(15,279)	(7,916)
Purchase of company stock and related excise taxes	(170,545)	(214,887)
Repayments of debt principal	(5,085)	(3,255)
Proceeds from issuance of debt	—	229,472
Retirement of debt obligations	—	(180,239)
Deferred financing costs	(2,195)	(3,382)
Other financing activities	1,043	2,345
Net cash used in financing activities	(192,061)	(177,862)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,469	(102,743)
Cash and cash equivalents - beginning of period	232,624	412,565
CASH AND CASH EQUIVALENTS - END OF PERIOD	$299,093	$309,822

Supplemental disclosure of cash flow information:
Cash paid for interest	$40,431	$42,520
Cash paid for income taxes	$49,773	$49,836
Cash paid for operating leases	$24,098	$22,867
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - December 31, 2024	$—	$18	$(507,598)	$1,231,435	$669,336	$11,047	$1,404,238
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(5,436)	—	—	(5,436)
Stock-based incentive compensation	—	—	—	8,801	—	—	8,801
Purchase of company stock and related tax effects	—	—	(101,113)	—	—	—	(101,113)
Net income	—	—	—	—	46,742	—	46,742
Other comprehensive loss	—	—	—	—	—	(2,398)	(2,398)
Balance - March 31, 2025	$—	$18	$(608,711)	$1,234,800	$716,078	$8,649	$1,350,834
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(33)	—	—	(33)
Stock-based incentive compensation	—	—	—	10,712	—	—	10,712
Purchase of company stock and related tax effects	—	—	(50,404)	—	—	—	(50,404)
Net income	—	—	—	—	50,523	—	50,523
Other comprehensive loss	—	—	—	—	—	(1,684)	(1,684)
Balance - June 30, 2025	$—	$18	$(659,115)	$1,245,479	$766,601	$6,965	$1,359,948
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	310	—	—	310
Stock-based incentive compensation	—	—	—	11,125	—	—	11,125
Purchase of company stock and related tax effects	—	—	(63,077)	—	—	—	(63,077)
Net income	—	—	—	—	51,816	—	51,816
Other comprehensive loss	—	—	—	—	—	(1,463)	(1,463)
Balance - September 30, 2025	$—	$18	$(722,192)	$1,256,914	$818,417	$5,502	$1,358,659

Balance - December 31, 2025	$—	$18	$(818,201)	$1,263,549	$876,921	$4,106	$1,326,393
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(12,595)	—	—	(12,595)
Stock-based incentive compensation	—	—	—	10,199	—	—	10,199
Purchase of company stock and related tax effects	—	—	(17,539)	—	—	—	(17,539)
Net income	—	—	—	—	45,343	—	45,343
Other comprehensive loss	—	—	—	—	—	(732)	(732)
Balance - March 31, 2026	$—	$18	$(835,740)	$1,261,153	$922,264	$3,374	$1,351,069
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(768)	—	—	(768)
Stock-based incentive compensation	—	—	—	8,382	—	—	8,382
Purchase of company stock and related tax effects	—	—	(151,556)	—	—	—	(151,556)
Net income	—	—	—	—	53,913	—	53,913
Other comprehensive loss	—	—	—	—	—	(1,142)	(1,142)
Balance - June 30, 2026	$—	$18	$(987,296)	$1,268,767	$976,177	$2,232	$1,259,898
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	—	(873)	—	—	(873)
Stock-based incentive compensation	—	—	—	9,331	—	—	9,331
Purchase of company stock and related tax effects	—	—	(8)	—	—	—	(8)
Net income	—	—	—	—	57,433	—	57,433
Other comprehensive loss	—	—	—	—	—	(1,303)	(1,303)
Balance - September 30, 2026	$—	$18	$(987,304)	$1,277,225	$1,033,610	$929	$1,324,478
The accompanying notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND PRESENTATION OF FINANCIAL STATEMENTS
Corporate Organization and Business — Option Care Health, and its wholly-owned subsidiaries, provide infusion therapy and other ancillary health care services through a national network of 87 full service pharmacies and 188 ambulatory infusion suites, including 33 with advanced practitioner capabilities. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services. The Company’s stock is listed on the Nasdaq Global Select Market under the stock ticker OPCH.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2026, cash equivalents consisted of money market funds.
Accounts Receivable — The Company’s accounts receivable are reported at the net realizable value that reflects the consideration the Company expects to receive in exchange for providing goods and services, which is inclusive of adjustments for price concessions. The majority of accounts receivable are due from commercial payers.
Included in accounts receivable are earned but unbilled gross receivables of $155.2 million and $155.1 million as of September 30, 2026 and December 31, 2025, respectively. As revenue and the associated receivable are recognized upon delivery of the goods, there may be delays between delivery and therapy administration. Billings often occur after therapy administration. Subsequent billing delays can range from one day up to several weeks due to the timing of therapy administration, the timing of obtaining certain required payer-specific documentation from internal and external sources, and payer-specific billing requirements which may delay billing until therapy completion.
Prepaid Expenses and Other Current Assets — Included in prepaid expenses and other current assets are volume-based rebates receivable from pharmaceutical and medical supply manufacturers of $29.7 million and $35.3 million as of September 30, 2026 and December 31, 2025, respectively.
Equity-Method Investments — The Company’s investments in certain unconsolidated entities are accounted for under the equity method. The balance of these investments is included in other noncurrent assets in the accompanying condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the balance of the investments was $30.2 million and $27.9 million, respectively. The balance of these investments is increased to reflect the Company’s capital contributions and equity in earnings of the investees. The balance of these investments is decreased to reflect the Company’s equity in losses of the investees and for distributions received that are not in excess of the carrying amount of the investments. The Company’s proportionate share of earnings or losses of the investees is recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company’s proportionate share of earnings was $1.5 million and $4.9 million for the three and nine months ended September 30, 2026, respectively. The Company’s proportionate share of earnings was $2.2 million and $5.3 million for the three and nine months ended September 30, 2025, respectively. Distributions from the investees are treated as cash inflows from operating activities in the unaudited condensed consolidated statements of cash flows. During the three and nine months ended September 30, 2026, the Company received distributions from the investees of $1.5 million and $2.6 million, respectively. During the three and nine months ended September 30, 2025, the Company received distributions from the investees of $0.5 million and $2.1 million, respectively. See Note 16, Related-Party Transactions, for discussion of related-party transactions with these investees.
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with third-party payers. Revenue related to the Company’s largest payer was approximately 14% for the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025. There were no other managed care contracts that represent greater than 10% of revenue for the periods presented.
For the three and nine months ended September 30, 2026, approximately 13% of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. For the three and nine months ended September 30, 2025, approximately 12% of the Company’s revenue was reimbursable through direct government healthcare programs, such as Medicare and Medicaid. As of September 30, 2026 and December 31, 2025, approximately 12% and 13%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term.
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
For the three and nine months ended September 30, 2026, approximately 55% and 57%, respectively, of the Company’s pharmaceutical and medical supply purchases were from three vendors. For the three and nine months ended September 30, 2025, approximately 66% and 67%, respectively, of the Company’s pharmaceutical and medical supply purchases were from four vendors. Most of the pharmaceutical and medical supplies that we purchase are available from multiple distributors, and the Company believes they are available in sufficient quantities to meet the needs of the Company and its patients. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.

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

Amount
Accounts receivable, net	$9,240
Referral sources (1)	36,800
Trademarks/names (1)	8,300
Inventory	2,693
Other assets	4,831
Accounts payable and other liabilities	(11,114)
Fair value of identifiable assets and liabilities	50,750
Goodwill (2)	66,497
Cash acquired	2,968
Purchase price	120,215
Less: cash acquired	(2,968)
Purchase price, net of cash acquired	$117,247
(1) Referral sources and trademarks/names have been assigned a useful life of 15 years.
(2) Goodwill is attributable to cost synergies from procurement and operational efficiencies and elimination of duplicative administrative costs.

4. REVENUE
The following table sets forth the net revenue earned by category of payer for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commercial payers	$1,284,075	$1,252,185	$3,665,551	$3,628,777
Government payers	194,187	172,750	558,499	501,243
Patients	15,267	10,081	62,533	54,053
Net revenue	$1,493,529	$1,435,016	$4,286,583	$4,184,073
5. INCOME TAXES
During the three months ended September 30, 2026, the Company recorded income tax expense of $21.5 million, representing an effective tax rate of 27.2%, compared with income tax expense of $17.2 million and an effective tax rate of 24.9% for the three months ended September 30, 2025. During the nine months ended September 30, 2026, the Company recorded income tax expense of $57.2 million, representing an effective tax rate of 26.7%, compared with income tax expense of $52.3 million and an effective tax rate of 26.0% for the nine months ended September 30, 2025. The Company’s effective tax rates for each period exceeded the federal statutory rate of 21.0% primarily due to state income taxes and various non-deductible expenses. The tax expenses consist of quarterly federal and state tax liabilities as well as recognized deferred federal and state tax expense.

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
The earnings are used as the basis for determining whether the inclusion of common stock equivalents would be anti-dilutive. The computation of diluted shares for the three and nine months ended September 30, 2026 and 2025 includes the effect of shares that would be issued in connection with warrants, stock options, restricted stock awards and performance stock unit awards, as these common stock equivalents are dilutive to the earnings per share recorded in those periods.
The following table presents the Company’s common stock equivalents that were excluded from the calculation of earnings per share as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock option awards	892,152	698,780	877,364	697,668
Restricted stock awards	944,832	630,075	1,229,566	524,731
Performance stock unit awards	400,991	3,881	544,369	333,995
The following table presents the Company’s basic earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$57,433	$51,816	$156,689	$149,081
Denominator:
Weighted average number of common shares outstanding	149,788	161,829	153,099	163,393
Earnings per common share:
Earnings per common share, basic	$0.38	$0.32	$1.02	$0.91
The following table presents the Company’s diluted earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$57,433	$51,816	$156,689	$149,081
Denominator:
Weighted average number of common shares outstanding	149,788	161,829	153,099	163,393
Effect of dilutive securities	703	1,257	833	1,209
Weighted average number of common shares outstanding, diluted	150,491	163,086	153,932	164,602
Earnings per common share:
Earnings per common share, diluted	$0.38	$0.32	$1.02	$0.91

7. LEASES
During the three and nine months ended September 30, 2026, the Company incurred operating lease expenses of $9.1 million and $29.0 million, respectively. During the three and nine months ended September 30, 2025, the Company incurred operating lease expenses of $8.9 million and $26.0 million, respectively. Operating lease expense includes short-term lease expenses, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income. As of September 30, 2026 and December 31, 2025, the weighted-average remaining lease term was 6.3 years and 6.5 years, respectively, and the weighted-average discount rate was 7.08% and 6.97%, respectively.
Operating leases mature as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2026	$7,827
2027	27,494
2028	21,658
2029	17,049
2030	13,914
Thereafter	44,144
Total lease payments	132,086
Less: interest	(27,382)
Present value of lease liabilities	$104,704
During the nine months ended September 30, 2026 and 2025, the Company commenced new leases, extensions and amendments, resulting in non-cash operating activities in the unaudited condensed consolidated statements of cash flows of $9.8 million and $23.0 million, respectively, related to the increases in the operating lease right-of-use assets and operating lease liabilities. As of September 30, 2026, the Company did not have any significant operating or financing leases that had not yet commenced.

8. PROPERTY AND EQUIPMENT
Property and equipment was as follows as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Infusion pumps	$35,185	$36,497
Equipment, furniture and other	37,623	28,087
Leasehold improvements	139,593	126,651
Computer software, purchased and internally developed	60,566	58,608
Assets under development	22,389	19,207
	295,356	269,050
Less: accumulated depreciation	(156,321)	(129,814)
Property and equipment, net	$139,035	$139,236
Depreciation expense is recorded within cost of revenue and operating expenses within the unaudited condensed consolidated statements of comprehensive income, depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense in cost of revenue	$717	$757	$2,395	$2,096
Depreciation expense in operating expenses	8,851	7,022	22,671	20,615
Total depreciation expense	$9,568	$7,779	$25,066	$22,711

9. GOODWILL AND OTHER INTANGIBLE ASSETS
There was no change in the carrying amount of goodwill for the three and nine months ended September 30, 2026.
Changes in the carrying amount of goodwill consist of the following for the three and nine months ended September 30, 2025 (in thousands):

Amount
Balance at December 31, 2024	$1,540,246
Acquisitions	65,684
Balance at March 31, 2025	$1,605,930
Purchase accounting adjustments	(75)
Balance at June 30, 2025	$1,605,855
Purchase accounting adjustments	$791
Balance at September 30, 2025	$1,606,646
The carrying amount and accumulated amortization of intangible assets consist of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Gross intangible assets:
Referral sources	$551,188	$551,188
Trademarks/names	46,808	46,808
Other amortizable intangible assets	985	985
Total gross intangible assets	598,981	598,981

Accumulated amortization:
Referral sources	(289,213)	(263,907)
Trademarks/names	(27,526)	(25,170)
Other amortizable intangible assets	(873)	(726)
Total accumulated amortization	(317,612)	(289,803)
Total intangible assets, net	$281,369	$309,178
Amortization expense for intangible assets was $9.3 million and $27.8 million for the three and nine months ended September 30, 2026, respectively. Amortization expense for intangible assets was $9.3 million and $27.7 million for the three and nine months ended September 30, 2025, respectively.

10. INDEBTEDNESS
Long-term debt consisted of the following as of September 30, 2026 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	671,220	(4,070)	(4,415)	662,735
Senior Notes	500,000	—	(4,901)	495,099
	$1,171,220	$(4,070)	$(9,316)	1,157,834
Less: current portion				(6,780)
Total long-term debt				$1,151,054
Long-term debt consisted of the following as of December 31, 2025 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Revolver Facility	$—	$—	$—	$—
First Lien Term Loan	676,305	(4,552)	(4,937)	666,816
Senior Notes	500,000	—	(5,984)	494,016
	$1,176,305	$(4,552)	$(10,921)	1,160,832
Less: current portion				(6,780)
Total long-term debt				$1,154,052
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
The interest rate on the Company’s term loan (the “First Lien Term Loan”) was 5.44% and 5.67% as of September 30, 2026 and December 31, 2025, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 5.44% and 5.42% for the three and nine months ended September 30, 2026, respectively. The weighted average interest rate incurred on the First Lien Term Loan was 6.51% and 6.56% for the three and nine months ended September 30, 2025, respectively. The First Lien Term Loan matures on September 22, 2032.
The interest rate on the Senior Unsecured Notes (the “Senior Notes”) was 4.375% as of September 30, 2026 and December 31, 2025. The weighted average interest rate incurred on the Senior Notes was 4.375% for the three and nine months ended September 30, 2026 and 2025. The Senior Notes mature on October 31, 2029.
As of September 30, 2026, the Company had $4.0 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $846.0 million. The Revolver Facility matures on the date that is the earlier of (i) September 22, 2030 and (ii) the date that is 91 days prior to the stated maturity date applicable to the Senior Notes to the extent any amount of the Senior Notes remains unpaid and outstanding as of the date that is 91 days prior to the stated maturity date applicable to the Senior Notes.
Long-term debt matures as follows (in thousands):

Fiscal Year Ended December 31,	Minimum Payments
2026	$1,695
2027	6,780
2028	6,780
2029	506,780
2030	6,780
Thereafter	642,405
Total	$1,171,220
During the three and nine months ended September 30, 2026 and 2025, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 11, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of September 30, 2026 (in thousands):

Financial Instrument	Carrying Value as of September 30, 2026	Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$662,735	$—	$671,220	$—
Senior Notes	495,099	—	470,000	—
Total debt instruments	$1,157,834	$—	$1,141,220	$—
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
The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair Value - Derivatives in Asset Position
Derivative	Balance Sheet Caption	September 30, 2026	December 31, 2025
Interest rate cap designated as cash flow hedge	Prepaid expenses and other current assets	$1,284	$5,501
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
The following table presents the pre-tax (loss) gain from derivative instruments recognized in other comprehensive (loss) income in the Company’s unaudited condensed consolidated statements of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	2026	2025	2026	2025
Interest rate cap designated as cash flow hedge	$(1,730)	$(1,941)	$(4,217)	$(7,354)
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s unaudited condensed consolidated statements of comprehensive income related to the Company’s derivative instruments (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	Income Statement Caption	2026	2025	2026	2025
Interest rate cap designated as cash flow hedge	Interest expense, net	$1,746	$2,241	$5,149	$6,642

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
There were no other material assets or liabilities measured at fair value at September 30, 2026 and December 31, 2025.
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
The results of legal proceedings are often uncertain and difficult to predict, and the costs incurred in litigation can be substantial, regardless of the outcome. The Company does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company’s unaudited condensed consolidated financial statements.
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

14. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by stockholders on May 3, 2018 and amended and restated on May 19, 2021 and May 15, 2024, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance stock units to key employees and directors. The 2018 Plan is administered by the Company’s Compensation Committee, a standing committee of the Company’s Board of Directors. As of May 2021, a total of 9,101,734 shares of common stock were authorized for issuance under the 2018 Plan. In May 2024, an additional 4,000,000 shares were authorized for issuance under the 2018 Plan, resulting in a total of 13,101,734 shares of common stock authorized for issuance. The Company had stock options, restricted stock units and performance stock units outstanding related to the 2018 Plan as of September 30, 2026 and December 31, 2025. During the three and nine months ended September 30, 2026, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $9.3 million and $27.9 million, respectively. During the three and nine months ended September 30, 2025, total stock-based incentive compensation expense recognized by the Company related to the 2018 Plan was $11.1 million and $30.6 million, respectively.
15. STOCKHOLDERS’ EQUITY
Warrants — As of September 30, 2026 and December 31, 2025, the Company had warrants outstanding which entitle holders to purchase an immaterial number of shares of common stock.
Share Repurchase Program — In January 2026, the Company’s Board of Directors approved an increase to its 2025 share repurchase program authorization from $500.0 million to $1.0 billion of common stock of the Company. Under the share repurchase program, repurchases may occur in any number of methods depending on timing, market conditions, regulatory requirements, and other corporate considerations. The share repurchase program has no specified expiration date. Under the terms of the Merger Agreement (as defined herein), during the period from the execution of the Merger Agreement until the earlier of the effective time of the Merger or termination of the Merger Agreement, the Company is not permitted to redeem, repurchase or otherwise acquire any of its capital stock or other equity or voting interests without the prior written consent of Parent (which consent may not be unreasonably withheld, conditioned or delayed), subject to customary exceptions. See Note 18, Subsequent Events, for further discussion of the Merger Agreement.
During the three months ended September 30, 2026, the Company did not make any share repurchases. During the nine months ended September 30, 2026, the Company purchased 7,880,038 shares of common stock for an average share price of $21.26, totaling $167.5 million. During the three and nine months ended September 30, 2025, the Company purchased 2,205,535 and 6,805,621 shares of common stock for an average share price of $28.32 and $31.22, totaling $62.5 million and $212.5 million, respectively. All repurchased shares became treasury stock. As of September 30, 2026, the Company is authorized to repurchase up to a remaining $525.0 million of common stock of the Company.
Shares Outstanding — The following table shows the Company’s changes in shares of common stock for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	2026	2025
Balance at beginning of the year	156,858	166,261
Equity award issuances	659	529
Share repurchases	(529)	(3,046)
Balance at March 31,	156,988	163,744
Equity award issuances	140	104
Share repurchases	(7,351)	(1,554)
Balance at June 30,	149,777	162,294
Equity award issuances	16	20
Share repurchases	—	(2,206)
Balance at September 30,	149,793	160,108

16. RELATED-PARTY TRANSACTIONS
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing, and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $2.0 million and $5.9 million for the three and nine months ended September 30, 2026, respectively. The Company recorded management fee income of $1.9 million and $5.6 million for the three and nine months ended September 30, 2025, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income. During the three and nine months ended September 30, 2026, the Company received distributions from the investees of $1.5 million and $2.6 million, respectively. During the three and nine months ended September 30, 2025, the Company received distributions from the investees of $0.5 million and $2.1 million, respectively.
The Company had amounts due to its joint ventures of $1.6 million as of September 30, 2026. The Company had amounts due to its joint ventures of $2.7 million as of December 31, 2025. Receivables were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets, while payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories and other expenses paid for by the Company on behalf of the joint ventures.
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
Operating segments have been identified based on the financial information utilized by the Company’s Chief Executive Officer, the chief operating decision maker (“CODM”). The CODM uses net income as a measure of profitability to assess segment performance and decide on how to allocate resources. The CODM does not use or receive total assets by segment to make decisions regarding resources; therefore, the total asset disclosure by segment has not been included.
The following table reflects results of operations of the Company’s reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Infusion services net revenue	$1,466,761	$1,411,051	$4,209,545	$4,115,240
Other revenue (1)	26,768	23,965	77,038	68,833
Total Option Care Health revenue	1,493,529	1,435,016	4,286,583	4,184,073
(Expense) Income:
Cost of net revenues - drugs	(1,063,023)	(1,016,245)	(3,036,628)	(2,953,923)
Salaries, benefits, and other employee expense	(223,828)	(214,594)	(654,052)	(632,481)
Other segment items (2)	(99,342)	(103,379)	(298,523)	(302,986)
Depreciation and amortization expense	(18,120)	(16,291)	(50,479)	(48,278)
Interest expense, net	(12,875)	(14,146)	(40,199)	(41,824)
Equity in earnings of joint ventures	1,523	2,176	4,916	5,300
Other, net	1,037	(3,570)	2,273	(8,497)
Income tax expense	(21,468)	(17,151)	(57,202)	(52,303)
Net Income	$57,433	$51,816	$156,689	$149,081
(1) Represents business activities related to other miscellaneous revenue streams.
(2) Other segment items includes expenses for medical supplies, delivery and packaging, leases, professional services, and other expenses.

18. SUBSEQUENT EVENTS

On October 5, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Onyx Bidco LLC (“Parent”) and Onyx Merger Sub, Inc., a wholly owned subsidiary of Parent, pursuant to which the Company is to be acquired by an investor group comprised of certain affiliates of Clayton, Dubilier & Rice, LLC (“CD&R”) and McKesson Corporation (“McKesson” and such group collectively, the “Investor Group”). Under the terms of the Merger Agreement, each outstanding share of the Company's common stock, subject to certain exceptions specified in the Merger Agreement, will be converted into the right to receive $32.05 in cash per share. Upon consummation of the Merger, the Company will become a privately held company, and its common stock will no longer be listed on any public market.

The Merger is subject to customary closing conditions, including approval by the Company's stockholders and receipt of required regulatory approvals. The Merger is expected to close during the first half of calendar year 2027.

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
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provide infusion therapy and other ancillary health care services through a national network of 87 full service pharmacies and 188 ambulatory infusion suites, including 33 with advanced practitioner capabilities. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, and dietitians, works with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, therapies for neurological disorders and chronic inflammatory disorders, immunoglobulin therapy, and other therapies for chronic and acute conditions. Our national footprint enables us to collaborate with health systems and national payers to provide high quality care at an appropriate cost in a comfortable setting. We have established key relationships that allow us access to local resources to ensure responsiveness to our patients’ needs. At the center of everything we do is the patient. This is the driving force behind all of our actions and the partnerships that we have across the healthcare ecosystem.
Pending Take-Private Merger
On October 5, 2026, the Company entered into the Merger Agreement with Parent and Merger Sub, pursuant to which the Company is to be acquired by the Investor Group. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation of the Merger and as a wholly owned subsidiary of Parent.
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock that is issued and outstanding as of immediately prior to the Effective Time (other than shares held by the Company as treasury stock, owned by Parent or any of its subsidiaries, including Merger Sub, or as to which appraisal rights have been properly exercised in accordance with Delaware law) will be automatically cancelled, extinguished and converted into the right to receive cash in an amount equal to $32.05 without interest.
The Merger is expected to close in the first half of calendar year 2027, subject to the satisfaction or waiver of certain conditions. Additional conditions include, without limitation, the accuracy of specified representations and warranties (subject to specified materiality standards), performance of covenants in all material respects and the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement.
The Merger Agreement contains specified termination rights for the Company and Parent, including in the event that the Merger has not been consummated on or prior to 11:59 p.m., New York City time, on October 5, 2027. Additionally, the Merger Agreement requires the Company to pay Parent a termination fee of approximately $145.96 million if the Merger Agreement is terminated under certain circumstances. The Merger Agreement also requires Parent to pay the Company a reverse termination fee of approximately $291.93 million if the Merger Agreement is terminated under certain circumstances.
Upon consummation of the Merger, the Company will become a privately held company, and its common stock will no longer be listed on any public market.

Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three and nine months ended September 30, 2026 and 2025.
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
Operating Costs and Expenses
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salaries for administrative employees that directly and indirectly support operations, occupancy costs, marketing expenditures, insurance, and professional fees.
Depreciation and Amortization Expense. Depreciation within this caption relates to property and equipment and amortization relates to intangibles. Depreciation of revenue-generating assets, such as infusion pumps, is included in cost of revenue.
Other Income (Expense)
Interest Expense, Net. Interest expense consists principally of interest and fee payments on the Company’s outstanding borrowings under the First Lien Term Loan, Revolver Facility, and Senior Notes, amortization of discount and deferred financing fees, payments associated with the interest rate cap, and interest income earned on cash and cash equivalents. Refer to the “Liquidity and Capital Resources” section below for further discussion of these outstanding borrowings.
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

Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$1,493,529	100.0%	$1,435,016	100.0%	$4,286,583	100.0%	$4,184,073	100.0%
COST OF REVENUE	1,208,555	80.9%	1,162,114	81.0%	3,472,344	81.0%	3,379,076	80.8%
GROSS PROFIT	284,974	19.1%	272,902	19.0%	814,239	19.0%	804,997	19.2%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	177,638	11.9%	172,104	12.0%	516,859	12.1%	510,314	12.2%
Depreciation and amortization expense	18,120	1.2%	16,291	1.1%	50,479	1.2%	48,278	1.2%
Total operating expenses	195,758	13.1%	188,395	13.1%	567,338	13.2%	558,592	13.4%
OPERATING INCOME	89,216	6.0%	84,507	5.9%	246,901	5.8%	246,405	5.9%

OTHER INCOME (EXPENSE):
Interest expense, net	(12,875)	(0.9)%	(14,146)	(1.0)%	(40,199)	(0.9)%	(41,824)	(1.0)%
Equity in earnings of joint ventures	1,523	0.1%	2,176	0.2%	4,916	0.1%	5,300	0.1%
Other, net	1,037	0.1%	(3,570)	(0.2)%	2,273	0.1%	(8,497)	(0.2)%
Total other (expense) income	(10,315)	(0.7)%	(15,540)	(1.1)%	(33,010)	(0.8)%	(45,021)	(1.1)%

INCOME BEFORE INCOME TAXES	78,901	5.3%	68,967	4.8%	213,891	5.0%	201,384	4.8%
INCOME TAX EXPENSE	21,468	1.4%	17,151	1.2%	57,202	1.3%	52,303	1.3%
NET INCOME	$57,433	3.8%	$51,816	3.6%	$156,689	3.7%	$149,081	3.6%

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized (loss) gain on cash flow hedges, net of income tax benefit (expense) of $427, $478, $1,040 and $1,809, respectively	(1,303)	(0.1)%	(1,463)	(0.1)%	(3,177)	(0.1)%	(5,545)	(0.1)%
OTHER COMPREHENSIVE (LOSS) INCOME	(1,303)	(0.1)%	(1,463)	(0.1)%	(3,177)	(0.1)%	(5,545)	(0.1)%
NET COMPREHENSIVE INCOME	$56,130	3.8%	$50,353	3.5%	$153,512	3.6%	$143,536	3.4%

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three months ended September 30, 2026 and 2025.
Gross Profit

	Three Months Ended September 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Net revenue	$1,493,529	$1,435,016	$58,513	4.1%
Cost of revenue	1,208,555	1,162,114	46,441	4.0%
Gross profit	$284,974	$272,902	$12,072	4.4%
Gross profit margin	19.1%	19.0%
The increase in net revenue was primarily driven by continued strong growth in the Company's acute portfolio of therapies, which saw high single-digit growth over the prior year, reflecting ongoing success in maintaining referral source and payer relationships and strong partnerships with hospitals and health systems. The Company’s chronic portfolio of therapies experienced low single-digit growth versus the prior year. This was driven by growth in both the IG/neuro and rare and orphan portfolio and offset by a decline within the chronic inflammatory disease ("CID") portfolio, primarily due to patient attrition and unfavorable therapy mix. Management continues to expect CID-related dynamics to negatively impact gross profit by approximately $55 million during 2026.
The increase in cost of revenue was primarily attributable to higher revenue volumes and changes in therapy mix. Gross profit increased primarily due to growth in higher-margin therapies and ongoing operational initiatives, partially offset by the impact of shifts in therapy mix, including the continued headwinds in the CID portfolio.
Operating Expenses

	Three Months Ended September 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$177,638	$172,104	$5,534	3.2%
Depreciation and amortization expense	18,120	16,291	1,829	11.2%
Total operating expenses	$195,758	$188,395	$7,363	3.9%
The increase in selling, general and administrative expenses during the three months ended September 30, 2026 was primarily attributable to transaction costs related to the pending Merger.

Other Income (Expense)

	Three Months Ended September 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Interest expense, net	$(12,875)	$(14,146)	$1,271	(9.0)%
Equity in earnings of joint ventures	1,523	2,176	(653)	(30.0)%
Other, net	1,037	(3,570)	4,607	NM(1)
Total other (expense) income	$(10,315)	$(15,540)	$5,225	(33.6)%
(1) Not meaningful
The change in Other, net during the three months ended September 30, 2026 was primarily attributable to the $4.7 million loss on extinguishment of debt from the Company’s debt refinance during the three months ended September 30, 2025 with no comparable activity during the three months ended September 30, 2026.
Income Tax Expense

	Three Months Ended September 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Income tax expense	$21,468	$17,151	$4,317	25.2%
Income tax expense increased $4.3 million to $21.5 million for the three months ended September 30, 2026 compared to $17.2 million for the three months ended September 30, 2025. The Company’s effective tax rates were 27.2% and 24.9% for the three months ended September 30, 2026 and 2025, respectively. The Company’s effective tax rates for the three months ended September 30, 2026 and three months ended September 30, 2025 were higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and various non-deductible expenses.

Net Income and Other Comprehensive (Loss) Income

	Three Months Ended September 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Net income	$57,433	$51,816	$5,617	10.8%
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on cash flow hedges, net of income taxes	(1,303)	(1,463)	160	(10.9)%
Other comprehensive (loss) income	(1,303)	(1,463)	160	(10.9)%
Net comprehensive income	$56,130	$50,353	$5,777	11.5%
The change in net income was attributable to the factors described in the above sections.
For the three months ended September 30, 2026 and 2025, the change in unrealized (loss) gain on cash flow hedges, net of income taxes was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021. The interest rate cap hedge expires on November 30, 2026.
Net comprehensive income increased to $56.1 million for the three months ended September 30, 2026, compared to net comprehensive income of $50.4 million for the three months ended September 30, 2025, primarily as a result of the factors described in the above sections.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2026 and 2025.
Gross Profit

	Nine Months Ended September 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Net revenue	$4,286,583	$4,184,073	$102,510	2.5%
Cost of revenue	3,472,344	3,379,076	93,268	2.8%
Gross profit	$814,239	$804,997	$9,242	1.1%
Gross profit margin	19.0%	19.2%
The increase in net revenue was primarily driven by continued strong growth in the Company's acute portfolio of therapies, which saw high single-digit growth over the prior year, reflecting ongoing success in maintaining referral source and payer relationships and strong partnerships with hospitals and health systems. The Company’s chronic portfolio was flat versus the prior year. This was driven by growth in both the IG/neuro and rare and orphan portfolio and offset by a decline within the CID portfolio, primarily due to patient attrition and unfavorable therapy mix.
The increase in cost of revenue was primarily attributable to higher revenue volumes and changes in therapy mix. Gross profit increased slightly primarily due to growth in higher-margin therapies and ongoing operational initiatives, partially offset by the impact of shifts in therapy mix, including the continued headwinds in the CID portfolio.
Operating Expenses

	Nine Months Ended September 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Selling, general and administrative expenses	$516,859	$510,314	$6,545	1.3%
Depreciation and amortization expense	50,479	48,278	2,201	4.6%
Total operating expenses	$567,338	$558,592	$8,746	1.6%
Selling, general and administrative expenses during the nine months ended September 30, 2026 experienced a slight increase primarily due to transaction costs related to the pending Merger as well as investment in internal resources, technology, and other general costs to support both ongoing business needs as well as future business growth. This was partially offset by lower performance-based compensation expense, disciplined expense management, and continued benefits from initiatives focused on improving operating efficiencies and optimizing administrative processes.

Other Income (Expense)

	Nine Months Ended September 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Interest expense, net	$(40,199)	$(41,824)	$1,625	(3.9)%
Equity in earnings of joint ventures	4,916	5,300	(384)	(7.2)%
Other, net	2,273	(8,497)	10,770	NM(1)
Total other (expense) income	$(33,010)	$(45,021)	$12,011	(26.7)%
(1) Not meaningful
The change in other, net during the nine months ended September 30, 2026 was primarily attributable to the $4.7 million loss on extinguishment of debt from the Company’s debt refinance during the nine months ended September 30, 2025 with no comparable activity during the nine months ended September 30, 2026. The change was also driven by an accrual for an unclaimed property audit recorded during the nine months ended September 30, 2025 related to an abandoned or unclaimed property voluntary disclosure agreement (“VDA”) program with no comparable accruals in the current period. This VDA is related to the pre-merger operations of BioScrip, Inc. (“BioScrip”), which was entered into by BioScrip prior to its merger with the Company in 2019. As of September 30, 2026, the matters related to this program are ongoing.
Income Tax Expense

	Nine Months Ended September 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Income tax expense	$57,202	$52,303	$4,899	9.4%
Income tax expense increased by $4.9 million to $57.2 million for the nine months ended September 30, 2026 compared to $52.3 million for the nine months ended September 30, 2025. The Company’s effective tax rate was 26.7% for the nine months ended September 30, 2026 and 26.0% for the nine months ended September 30, 2025. The Company’s effective tax rate for the nine months ended September 30, 2026 and nine months ended September 30, 2025 was higher than the U.S. federal statutory rate of 21.0% primarily due to state income taxes and various non-deductible expenses.

Net Income and Other Comprehensive (Loss) Income

	Nine Months Ended September 30,
	2026	2025	Variance

	(in thousands, except for percentages)
Net income	$156,689	$149,081	$7,608	5.1%
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on cash flow hedges, net of income taxes	(3,177)	(5,545)	2,368	(42.7)%
Other comprehensive (loss) income	(3,177)	(5,545)	2,368	(42.7)%
Net comprehensive income	$153,512	$143,536	$9,976	7.0%
The change in net income was attributable to the factors described in the above sections.
For the nine months ended September 30, 2026 and 2025, the change in unrealized (loss) gain on cash flow hedges, net of income taxes was related to the change in fair market value of the $300.0 million interest rate cap hedge executed in October 2021. The interest rate cap hedge expires on November 30, 2026.
Net comprehensive income increased to $153.5 million for the nine months ended September 30, 2026, compared to net comprehensive income of $143.5 million for the nine months ended September 30, 2025, primarily as a result of the factors described in the above sections.

Liquidity and Capital Resources
For the nine months ended September 30, 2026 and the twelve months ended December 31, 2025, the Company’s primary sources of liquidity were cash and cash equivalents of $299.1 million and $232.6 million, respectively. As of September 30, 2026, the Company had $846.0 million of borrowings available under its credit facilities (net of $4.0 million undrawn letters of credit issued and outstanding). As of December 31, 2025, the Company had $396.0 million of borrowings available under its credit facilities (net of $4.0 million undrawn letters of credit issued and outstanding). During the nine months ended September 30, 2026 and 2025, the Company’s cash flows from operations have been invested in pharmacies, infusion suites, and information technology infrastructure to support growth and create additional capacity in the future, as well as the pursuit of acquisitions and the periodic repurchases of Company shares.
The Company’s primary uses of cash and cash equivalents include supporting our ongoing business activities, internal investment in resources to support future growth, investment in capital expenditures in both facilities and technology, and the pursuit of acquisitions.
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
Our business strategy includes strategic deployment of capital to internal investments in resources, infrastructure, and technologies to support future growth and the pursuit of strategic tuck-in and adjacent acquisitions that complement our existing operations. However, while the Merger is pending, our capital deployment and acquisition activities are subject to the terms of the Merger Agreement, which restrict, among other things, certain acquisitions, capital expenditures and financing activities, subject to specified exceptions or the prior written consent of Parent. These restrictions may limit or delay our ability to pursue acquisition opportunities and other strategic investments during the periods prior to the completion of the Merger.

Short-Term and Long-Term Liquidity Requirements
The Company’s ability to make principal and interest payments on any borrowings under our credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash and cash equivalents in the future, which to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions as well as the closing of the Merger and the costs related to the Merger. Based on our current level of operations and planned capital expenditures, we believe that our existing cash and cash equivalents balances, expected cash flows generated from operations, and availability under our credit facility will be sufficient to meet our operating requirements over the next 12 months and beyond. We may require additional borrowings under our credit facilities and alternative forms of financings or investments to achieve our longer-term strategic plans.

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
The Company’s Revolver Facility provides for borrowings up to $850.0 million. The Revolver Facility matures on the date that is the earlier of (i) September 22, 2030 and (ii) the date that is 91 days prior to the stated maturity date applicable to the Senior Notes to the extent any amount of the Senior Notes remains unpaid and outstanding as of the date that is 91 days prior to the stated maturity date applicable to the Senior Notes. Borrowings under the Revolver Facility will bear interest at a rate equal to, at the option of the Company, either (i) the Term SOFR applicable thereto plus the Applicable Rate or (ii) the then-applicable Base Rate plus the Applicable Rate, which Applicable Rate shall be, subject to certain caveats thereto, as follows (i) until delivery of financial statements and related Compliance Certificate for the first full fiscal quarter ending after the effective date of the fourth amendment to the Credit Agreement, (A) for Term SOFR Loans, 1.75%, or (B) for Base Rate Loans, 0.75% and (ii) thereafter, the Applicable Rate for Term SOFR Loans and Base Rate Loans, based upon the Total Net Leverage Ratio as set forth in the most recent Compliance Certificate received by the Administrative Agent pursuant to the terms of the Credit Agreement (as such terms are defined in the Credit Agreement). As of September 30, 2026, the Company had $4.0 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the Revolver Facility of $846.0 million.
Interest payments over the course of long-term debt obligations total an estimated $283.3 million based on final maturity dates of the Company’s credit facilities. Interest payments are calculated based on current rates as of September 30, 2026. Actual payments are based on changes in SOFR and exclude the interest rate cap derivative instrument.

Cash Flows
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2026	2025	Variance

	(in thousands)
Net cash provided by operating activities	$286,212	$222,556	$63,656
Net cash used in investing activities	(27,682)	(147,437)	119,755
Net cash used in financing activities	(192,061)	(177,862)	(14,199)
Net increase (decrease) in cash and cash equivalents	66,469	(102,743)	169,212
Cash and cash equivalents - beginning of period	232,624	412,565	(179,941)
Cash and cash equivalents - end of period	$299,093	$309,822	$(10,729)
Cash Flows from Operating Activities
The increase in cash provided by operating activities during the nine months ended September 30, 2026 was primarily driven by a reduction in inventory levels resulting from the Company's ongoing supply chain management initiatives and working capital optimization efforts. The Company continued to focus on improving inventory purchasing practices, enhancing demand forecasting, and aligning inventory levels with patient needs, which reduced the amount of cash invested in inventory during the period.
Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2026 was primarily related to capital expenditures. Cash used in investing activities during the nine months ended September 30, 2025 was primarily attributable to the Intramed Plus acquisition with no comparable activity during the nine months ended September 30, 2026.
Cash Flows from Financing Activities
The increase in cash used in financing activities was primarily related to the Company’s $167.5 million repurchase of common stock during the nine months ended September 30, 2026, compared to the Company’s $212.5 million repurchase of common stock, offset by proceeds from the debt refinancing, during the nine months ended September 30, 2025. See Note 10, Indebtedness, of the unaudited condensed consolidated financial statements for further information.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.    Legal Proceedings
For a summary of legal proceedings, refer to Note 13, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q.
Item 1A.    Risk Factors
This Form 10-Q should be read in conjunction with the risk factors included in our Form 10-K. Except as set forth below, there have been no material changes to the risk factors affecting our business, financial condition or results of operations from those set forth in Part I, Item 1A. “Risk Factors” in our Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or results of operations.
Uncertainties associated with the Merger could adversely affect our business, financial condition and results of operations, and the trading price of our common stock.
On October 5, 2026, the Company entered into the Merger Agreement with Parent and Merger Sub pursuant to which the Company is to be acquired by the Investor Group. Completion of the Merger is subject to various customary closing conditions and regulatory approvals, including (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the issued and outstanding shares of the Company’s common stock entitled to vote at a special meeting of the Company’s stockholders; (ii) the expiration or termination of the applicable waiting period under the HSR Act; (iii) the expiration or termination of applicable waiting periods under specified healthcare regulatory filings and the receipt and continued effectiveness of consents, authorizations and approvals, including certain state healthcare regulatory approvals; and (iv) the absence of any law, injunction or order prohibiting, enjoining or otherwise making illegal the consummation of the Merger. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or may not receive them within the expected timeframe. The failure to satisfy these and other closing conditions could jeopardize, delay or prevent the consummation of the Merger.

The pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption to our ongoing operations and create uncertainties, any of which could have an adverse effect on our business, results of operations, financial condition and the trading price of our common stock, regardless of whether the Merger is completed. These risks include, but are not limited to:

• risks related to the diversion of management’s attention from ongoing business operations due to the pending Merger;
• changes or loss in our relationships with our employees, patients, referral sources, payors, customers, suppliers, distributors and other business partners;
• being subject to certain restrictions on the conduct of our business unless approved by Parent in writing (which approval may not be unreasonably withheld, conditioned or delayed);
• possibly foregoing certain business opportunities that we might otherwise pursue absent the Merger; and
• difficulties attracting and retaining key employees.

The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or by termination of the Merger Agreement. Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

• the per-share price is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in the market price of, analyst estimates of, or projections relating to our common stock;
• the fact that the exchange of common stock for cash pursuant to the Merger will be a taxable transaction for U.S. federal income tax purposes; and
• the fact that, if the Merger is completed, our stockholders will not participate in any future growth potential or benefit from any future increase in our value.

Failure to complete the Merger could adversely affect our business and the price of our shares of common stock.

The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains certain customary termination rights for us and Parent, including, among others: (i) if the Merger is not consummated on or before October 5, 2027; (ii) if the requisite stockholder approval is not obtained at a meeting of Company stockholders (or any adjournment or postponement thereof) at which a vote is taken on the Merger; (iii) if the other party breaches its representations, warranties, covenants or other agreements in the Merger Agreement in a manner that would cause the conditions to the closing of the Merger to not be satisfied and fails to cure such breach within the applicable cure period; (iv) if any law, order or judgment permanently prohibiting the Merger has become final and non-appealable; or (v) by mutual written agreement of Parent and the Company. If the Merger Agreement is terminated and the Merger is not consummated, the price of our common stock may decline, we may experience negative reactions from the financial markets, including adverse stock price impacts, or from our vendors, customers and other business partners, and you may not recover your investment or receive a price for your shares of common stock similar to what has been offered as a result of the Merger.

If the Merger Agreement is terminated under certain circumstances set forth in the Merger Agreement, including as a result of the Company’s entry into a definitive agreement related to an alternative business combination transaction providing for a Superior Proposal (as defined in the Merger Agreement), the Company will be required to pay Parent a termination fee of approximately $145.96 million. If the Company is required to pay the termination fee, such fee, together with costs incurred to negotiate the Merger Agreement and pursue the Merger, could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

In addition, if Parent fails to fund the equity financing or close on the debt financing contemplated by the Merger Agreement and thereby fails to have sufficient funds to consummate the Merger, we may be forced to pursue costly litigation to obtain payment of the termination fee that Parent would be required to pay us in that circumstance or pursue specific performance of the Merger Agreement to compel Parent to close, and we may be unable to obtain adequate relief.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, we are generally prohibited from, among other things, soliciting, initiating or knowingly encouraging alternative acquisition proposals, providing non-public information to, or engaging in discussions or negotiations with, third parties regarding alternative acquisition proposals, and entering into any alternative acquisition agreement, except in limited circumstances to comply with our fiduciary duties. As described above, we may also be required to pay a termination fee if the Merger Agreement is terminated in specified circumstances, including if we terminate the Merger Agreement to pursue an alternative transaction to the Merger. These provisions could discourage a third party that may otherwise have an interest in acquiring all or a significant part of our business from considering or proposing an acquisition, even if such third party were prepared to pay consideration with a higher value than that provided for in the Merger Agreement.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business until the earlier of the consummation of the Merger and the termination of the Merger Agreement. We have agreed to use commercially reasonable efforts to conduct our business in all material respects in the ordinary course of business and to preserve intact in all material respects our business and operations and our relationships with governmental authorities, customers, suppliers, payors, employees and other significant commercial relationships. In addition, subject to certain exceptions, unless approved by Parent in writing (which approval may not be unreasonably withheld, conditioned or delayed), we have agreed to refrain from, among other things: incurring certain debt; entering into, amending, modifying or terminating certain material contracts; selling or transferring rights in material real property; establishing, adopting, entering into or modifying Company employee benefit plans that would materially increase our costs; increasing the compensation or benefits of certain current or former directors, officers, employees and other individual service providers; paying dividends or other distributions; making certain acquisitions; repurchasing shares of our capital stock; settling certain legal proceedings; materially changing our methods, principles or practices of financial accounting; and incurring capital expenditures above specified amounts. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement.

We and our directors may be subject to litigation challenging the Merger, and an unfavorable judgment or ruling in any such lawsuit could prevent or delay the consummation of the Merger and/or result in substantial costs.

Putative stockholder complaints, including stockholder class action complaints and other demands that may be made against us or complaints that may be filed against us, the Company’s Board of Directors, parties involved in the Merger and others in connection with the transactions contemplated by the Merger Agreement, may delay or prevent the consummation of the Merger. The outcome of any such demands and complaints or any litigation is uncertain, and we may not be successful in defending against these claims. Whether or not any claims are successful, these types of demands and litigation could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, financial condition and results of operations. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, financial condition and results of operations.
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
As of September 30, 2026, approximately $525.0 millon remained available under the program. Under the terms of the Merger Agreement, during the period from the execution of the Merger Agreement until the earlier of the effective time of the Merger or termination of the Merger Agreement, the Company is not permitted to redeem, repurchase or otherwise acquire any of its capital stock or other equity or voting interests without the prior written consent of Parent (which consent may not be unreasonably withheld, conditioned or delayed), subject to customary exceptions.
The following table provides certain information with respect to the Company’s repurchases of common stock from July 1, 2026 through September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	—	$—	—	$525,000,993
August 1, 2026 - August 31, 2026	—	—	—	525,000,993
September 1, 2026 - September 30, 2026	—	—	—	525,000,993
	—	$—	—	$525,000,993
Item 5.    Other Information
Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
No director or officer of the Company has adopted, modified or terminated a Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2026.

Item 6.    Exhibits
(a) Exhibits.

Exhibit Number	Description
2.1*
Agreement and Plan of Merger, dated as of October 5, 2026, by and among Option Care Health, Inc., Onyx Bidco LLC and Onyx Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 6, 2026).

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

*Schedules and exhibits have been omitted pursuant to Item 601(a)(5) and Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTION CARE HEALTH, INC.

Date: November 4, 2026	/s/ Meenal Sethna
Meenal Sethna
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Duly Authorized Officer)